Form 10-Q
period 2015-06-30
New Bancorp, Inc.
filed 2015-09-24
CIK 1644482

Click here to enter text.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission File No. 333-204842

New Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-4314938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

45 North Whittaker Street, New Buffalo, Michigan	49117
(Address of Principal Executive Offices)	(Zip Code)

(269) 469-2222

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 12, 2015.

New Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

New Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on June 3, 2015 to serve as the savings and loan holding company for New Buffalo Savings Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  As of June 30, 2015, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1.	Financial Statements

New Buffalo Savings Bank

Condensed Balance Sheets

June 30, 2015 (Unaudited) and December 31, 2014

(In Thousands)

	June 30,	December 31,
	2015	2014
Assets

Cash and due from banks	$5,158	$5,165
Interest-earning demand deposits	3,367	2,816

Cash and cash equivalents	8,525	7,981

Interest-earning time deposits in banks	992	992
Loans held for sale	662	581
Loans, net of allowance for loan losses of $1,155 and $1,147 at June 30, 2015 and December 31, 2014, respectively	72,009	72,365
Premises and equipment	2,086	2,162
Federal Home Loan Bank stock	468	678
Foreclosed real estate held for sale, net	579	248
Accrued interest receivable	188	187
Bank owned life insurance	5,163	5,081
Mortgage servicing rights	310	269
Prepaid expenses and other assets	471	162

Total assets	$91,453	$90,706

Liabilities and Equity

Liabilities
Deposits
Demand	$20,625	$20,161
Savings and money market accounts	19,846	21,070
Time	32,838	26,637

Total deposits	73,309	67,868

Federal funds purchased	—	2,500
Borrowings	6,927	6,927
Accrued nonqualified benefit plans	166	2,830
Other liabilities	941	572

Total liabilities	81,343	80,697

Commitments and Contigencies	—	—

Equity
Retained earnings	10,110	10,009

Total liabilities and equity	$91,453	$90,706

The accompanying notes are an integral part of these financial statements.

New Buffalo Savings Bank

Condensed Statements of Operations

Six and Three Months Ended June 30, 2015 and 2014 (Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Loans	$782	$692	$1,582	$1,388
Investment securities	—	3	—	5
Interest-bearing deposits	9	12	21	29
Total interest income	791	707	1,603	1,422
Interest Expense
Deposits	155	140	287	286
Borrowings	34	7	69	14
Total interest expense	189	147	356	300
Net Interest Income	602	560	1,247	1,122
Provision (Credit) for Loan Losses	—	(200)	—	(200)
Net Interest Income After Provision (Credit) for Loan Losses	602	760	1,247	1,322
Noninterest Income
Service charges and fees	88	77	155	144
Gain on sale of loans	144	6	245	22
Loss on sale of foreclosed real estate, net	—	—	—	(14)
Income from bank owned life insurance	41	40	82	80
Loan servicing fees, net	24	10	38	29
Other operating	7	3	30	19
Total noninterest income	304	136	550	280
Noninterest Expense
Salaries and employee benefits	456	539	899	1,017
Occupancy and equipment	117	110	241	221
Data processing fees	97	91	193	190
Franchise taxes	10	10	19	19
FDIC insurance premiums	19	32	37	63
Insurance premiums	13	10	25	24
Professional services	48	88	100	161
Impairment losses and expenses of foreclosed real estate	31	82	40	124
Other	75	89	142	155
Total noninterest expense	866	1,051	1,696	1,974
Income (Loss) Before Federal Income Taxes (Credits)	40	(155)	101	(372)
Federal Income Taxes (Credits)	—	—	—	—
Net Income (Loss)	$40	$(155)	$101	$(372)

The accompanying notes are an integral part of these financial statements.

New Buffalo Savings Bank

Condensed Statements of Comprehensive Income (Loss) (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$40	$(155)	$101	$(372)

Other comprehensive income:
Unrealized holding gains on securities during the period	—	—	—	15

Comprehensive income (loss)	$40	$(155)	$101	$(357)

The accompanying notes are an integral part of these financial statements.

New Buffalo Savings Bank

Condensed Statements of Changes in Equity (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

(In Thousands)

		Accumulated Other
	Retained	Comprehensive
	Earnings	Loss	Total
Balance at January 1, 2014	$12,444	$(32)	$12,412
Net loss for the six months ended June 30, 2014	(372)	—	(372)
Other comprehensive income	—	15	15
Balance at June 30, 2014	$12,072	$(17)	$12,055
Balance at January 1, 2015	$10,009	$—	$10,009
Net income for the six months ended June 30, 2015	101	—	101
Balance at June 30, 2015	$10,110	$—	$10,110

The accompanying notes are an integral part of these financial statements.

New Buffalo Savings Bank

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

(In Thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income (loss)	$101	$(372)
Items not requiring (providing) cash
Depreciation and amortization	105	102
Amortization of deferred loan origination fees and costs, net	4	(6)
Provision (credit) for loan losses	—	(200)
Gain on sale of loans	(245)	(22)
Proceeds from sales of loans originated for sale	6,105	821
Loans originated for sale	(6,077)	(806)
Loss on sale of foreclosed real estate	—	14
Impairment loss on foreclosed real estate	7	54
Changes in
Accrued interest receivable	(1)	(4)
Prepaid expenses and other assets	(309)	110
Cash surrender value of life insurance	(82)	(80)
Other liabilities	(2,295)	221
Net cash used in operating activities	(2,687)	(168)

Investing Activities
Net change in interest-earning time deposit in banks	—	248
Principal repayments from mortgage-backed securities available-for-sale	—	30
Proceeds from sales of loans	2,135	—
Net change in loans	(2,043)	(2,181)
Purchase of premises and equipment	(12)	(134)
Proceeds from redemption of FHLB stock	210	—
Proceeds from sale of foreclosed assets	—	352
Net cash provided by (used in) investing activities	290	(1,685)

Financing Activities
Net increase (decrease) in deposits	5,441	(5,280)
Net change in federal funds purchased	(2,500)	—
Net cash provided by (used in) financing activities	2,941	(5,280)

Increase (Decrease) in Cash and Cash Equivalents	544	(7,133)

Cash and Cash Equivalents, Beginning of Period	7,981	25,353

Cash and Cash Equivalents, End of Period	$8,525	$18,220

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$355	$301

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to loans held for sale	$2,057	$—
Transfers from loans to real estate acquired through foreclosure	$338	$82

The accompanying notes are an integral part of these financial statements.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Note 1:	Basis of Presentation

The accompanying unaudited condensed balance sheet of New Buffalo Savings Bank (the Bank) as of December 31, 2014, which has been derived from audited financial statements, and unaudited condensed financial statements of the Bank as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 2014 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2015, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Note 2:	Securities

The Bank had no investment securities at June 30, 2015 and December 31, 2014.  The Bank had no sales of investment securities during the three and six month periods ended June 30, 2015 and 2014.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Note 3:	Loans and Allowance for Loan Losses

The Company’s loan and allowance for loan losses policies are as follows:

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses and any unamortized deferred fees or costs on originated loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past-due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Classes of loans, including loans held for sale, at June 30, 2015 and December 31, 2014 include:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Real estate loans
Residential	$38,628	$37,481
Commercial	26,256	26,633
Construction and land	6,500	7,854
Commercial business	1,572	1,625
Consumer and other	375	392

Total loans	73,331	73,985

Less:
Net deferred loan fees, premiums and discounts	(9)	2
Undisbursed loans in process	(158)	(475)
Allowance for loan losses	(1,155)	(1,147)
Net loans	$72,009	$72,365

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential 1-4 Family and Equity Lines of Credit Real Estate:  The residential 1-4 family and home equity real estate loans are generally secured by owner-occupied 1-4 family residences.  The Bank’s portfolio of home equity loans totaled $3.6 million and $3.4 million at June 30, 2015 and December 31, 2014, respectively, the preponderance of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Commercial Real Estate:  Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Bank’s market area.

Construction and Land:  Construction and land loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners.  Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained.  These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.  Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Bank’s market area.

Commercial Business:  The commercial business loan portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions.  The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation.  Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

Consumer:  The consumer loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes.  Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose.  Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Bank’s market area) and the creditworthiness of a borrower.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 and the year ended December 31, 2014, and the recorded investment in loans and impairment method as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Three months ended June 30, 2015
Allowance for loan losses:
Balance, April 1, 2015	$564	$432	$123	$22	$6	$1,147
Provision (credit) for loan losses	27	(11)	(17)	1	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	8	—	—	—	—	8

Balance, June 30, 2015	$599	$421	$106	$23	$6	$1,155

Six months ended June 30, 2015
Allowance for loan losses:
Balance, January 1, 2015	$575	$418	$126	$23	$5	$1,147
Provision (credit) for loan losses	16	3	(20)	—	1	—
Charge-offs	—	—	—	—	—	—
Recoveries	8	—	—	—	—	8

Balance, June 30, 2015	$599	$421	$106	$23	$6	$1,155

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$6	$—	$—	$—	$—	$6

Ending balance, collectively evaluated for impairment	$593	$421	$106	$23	$6	$1,149

Loans:
Ending balance	$38,628	$26,256	$6,500	$1,572	$375	$73,331

Ending balance; individually evaluated for impairment	$1,519	$251	$1,826	$—	$—	$3,596

Ending balance; collectively evaluated for impairment	$37,109	$26,005	$4,674	$1,572	$375	$69,735

New Buffalo Savings Bank

Notes to Condensed Financial Statements

	June 30, 2014 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Three months ended June 30, 2014
Allowance for loan losses:
Balance, April 1, 2014	$672	$417	$149	$32	$3	$1,273
Provision (credit) for loan losses	(77)	(84)	(38)	(2)	1	(200)
Charge-offs	(26)	—	—	—	—	(26)
Recoveries	—	—	—	—	—	—

Balance, June 30, 2014	$569	$333	$111	$30	$4	$1,047

Six months ended June 30, 2014
Allowance for loan losses:
Balance, January 1, 2014	$596	$513	$127	$34	$3	$1,273
Provision (credit) for loan losses	(1)	(180)	(16)	(4)	1	(200)
Charge-offs	(26)	—	—	—	—	(26)
Recoveries	—	—	—	—	—	—

Balance, June 30, 2014	$569	$333	$111	$30	$4	$1,047

	December 31, 2014
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance, January 1, 2014	$596	$513	$127	$34	$3	$1,273
Provision (credit) for loan losses	5	(95)	(1)	(11)	2	(100)
Charge-offs	(26)	—	—	—	—	(26)
Recoveries	—	—	—	—	—	—

Balance, December 31, 2014	$575	$418	$126	$23	$5	$1,147

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$26	$—	$—	$—	$—	$26

Ending balance, collectively evaluated for impairment	$549	$418	$126	$23	$5	$1,121

Loans:
Ending balance	$37,481	$26,633	$7,854	$1,625	$392	$73,985

Ending balance; individually evaluated for impairment	$2,183	$214	$1,856	$—	$—	$4,253

Ending balance; collectively evaluated for impairment	$35,298	$26,419	$5,998	$1,625	$392	$69,732

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Internal Risk Categories

The Bank has adopted a standard loan grading system for all loans.  Loans are selected for a grading review based on certain characteristics, including concentrations of credit and upon delinquency of 90 days or more.  Definitions are as follows:

Pass: Loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

Special Mention: The loans identified as special mention have an obvious flaw or a potential weakness that deserves special management attention, but which has not yet impacted collectability.  These flaws or weaknesses, if left uncorrected, may result in the deterioration of the prospects of repayment or the deterioration of the Bank’s credit position.

Substandard: These are loans with a well-defined weakness, where the Bank has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected.  The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern”.  When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard.  A loan will also be graded substandard when full repayment is expected, but it must come from the liquidation of collateral.  One-to-four family residential real estate loans and home equity loans that are past due 90 days or more with loan to value ratios greater than 60 percent are classified as substandard.

Doubtful: These are loans with major defined weaknesses, where future charge-off of a part of the credit is highly likely.  The primary repayment source is no longer viable and the viability of the secondary source of repayment is in doubt.  The amount of loss is uncertain due to circumstances within the credit that are not yet fully developed and the loan is rated “Doubtful” until the loss can be accurately estimated.

Loss: These are loans that represent near term charge-offs.  Loans classified as loss are considered uncollectible and of such little value that it is not desirable to continue carrying them as assets on the Bank’s financial statements, even though partial recovery may be possible at some future time.

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$37,321	$24,408	$6,321	$1,572	$375	$69,997
Special mention	—	554	13	—	—	567
Substandard	1,307	1,294	166	—	—	2,767
Doubtful	—	—	—	—	—	—

Total	$38,628	$26,256	$6,500	$1,572	$375	$73,331

	December 31, 2014
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$35,820	$24,777	$7,669	$1,625	$392	$70,283
Special mention	—	514	19	—	—	533
Substandard	1,096	1,342	—	—	—	2,438
Doubtful	565	—	166	—	—	731

Total	$37,481	$26,633	$7,854	$1,625	$392	$73,985

The Bank evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis.  No significant changes were made to either during the past year.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$338	$—	$546	$884	$37,744	$38,628	$—
Commercial	—	—	—	—	26,256	26,256	—
Construction and land	—	—	166	166	6,334	6,500	—
Commercial business	—	—	—	—	1,572	1,572	—
Consumer	—	—	—	—	375	375	—

Total	$338	$—	$712	$1,050	$72,281	$73,331	$—

	December 31, 2014
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$298	$109	$565	$972	$36,509	$37,481	$—
Commercial	—	—	—	—	26,633	26,633	—
Construction and land	—	—	166	166	7,688	7,854	—
Commercial business	—	—	—	—	1,625	1,625	—
Consumer	22	—	—	22	370	392	—

Total	$320	$109	$731	$1,160	$72,825	$73,985	$—

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming multi-family and commercial loans but also include loans modified in troubled debt restructurings.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

The following table presents impaired loans as of June 30, 2015 and for the three month periods ended June 30, 2015 and 2014:

As of and for the Three Months Ended
	June 30, 2015					June 30, 2014
				Average		Average
		Unpaid		Balance of	Interest	Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
(Unaudited)
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,486	$1,519	$—	$1,415	$14	$2,266	$23
Commercial	251	251	—	252	3	221	5
Construction and land	1,826	1,826	—	1,832	21	1,758	26
Commercial business	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Loans with a specific valuation allowance:
Real estate
Residential	33	43	6	31	—	254	3
Commercial	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Totals	$3,596	$3,639	$6	$3,530	$38	$4,499	$57

New Buffalo Savings Bank

Notes to Condensed Financial Statements

The following table presents impaired loans as of June 30, 2015 and for the six month periods ended June 30, 2015 and 2014:

As of and for the Six Months Ended
	June 30, 2015					June 30, 2014
				Average		Average
		Unpaid		Balance of	Interest	Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
(Unaudited)
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,486	$1,519	$—	$1,413	$31	$2,060	$42
Commercial	251	251	—	239	8	222	7
Construction and land	1,826	1,826	—	1,840	43	1,723	46
Commercial business	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Loans with a specific valuation allowance:
Real estate
Residential	33	43	6	33	2	256	7
Commercial	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Totals	$3,596	$3,639	$6	$3,525	$84	$4,261	$102

The following table presents impaired loans as of and for the year ended December 31, 2014:

	As of and for the year ended December 31, 2014
				Average
		Unpaid		Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,617	$1,630	$—	$2,231	$80
Commercial	214	214	—	219	15
Construction and land	1,856	1,856	—	1,775	94
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—

Loans with a specific valuation allowance:
Real estate
Residential	566	584	26	316	—
Commercial	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—

Totals	$4,253	$4,284	$26	$4,541	$189

New Buffalo Savings Bank

Notes to Condensed Financial Statements

The following table presents the Bank’s nonaccrual loans at June 30, 2015 and December 31, 2014.  The table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Real estate loans
Residential	$784	$1,033
Commercial	9	11
Construction and land	166	166
Commercial business	—	—
Consumer and other	—	—

Total nonaccrual	$959	$1,210

At June 30, 2015 (unaudited) and December 31, 2014, the Bank had certain loans that were modified in troubled debt restructurings and impaired.  The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables present information regarding troubled debt restructurings by class for the six months ended June 30, 2015 and 2014.  The Bank had no loans modified in a troubled debt restructuring during the three months ended June 30, 2015 and 2014.  Newly classified troubled debt restructurings are as follows:

June 30, 2015 (Unaudited)
		Pre-	Post-
	Number of	Modification	Modification
	Contracts	Balance	Balance
(In thousands)
Real estate
Residential	—	$—	$—
Commercial	1	42	42
Construction and land	—	—	—
Commercial business	—	—	—
Consumer	—	—	—
	1	$42	$42

June 30,2014 (Unaudited)
		Pre-	Post-
	Number of	Modification	Modification
	Contracts	Balance	Balance
(In thousands)
Real estate
Residential	—	$—	$—
Commercial	—	—	—
Construction and land	1	296	296
Commercial business	—	—	—
Consumer	—	—	—
	1	$296	$296

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Newly restructured loans by type of modification are as follows for the six months ended June 30, 2015 and the year ended December 31, 2014.

June 30, 2015 (Unaudited)
Total
	Interest Only	Term	Combination	Modification
(In thousands)
Real estate
Residential	$—	$—	$—	$—
Commercial	—	42	—	42
Construction and land	—	—	—	—
Commercial business	—	—	—	—
Consumer	—	—	—	—
	$—	$42	$—	$42

June 30, 2014 (Unaudited)
Total
	Interest Only	Term	Combination	Modification
(In thousands)
Real estate
Residential	$—	$—	$—	$—
Commercial	—	—	—	—
Construction and land	—	296	—	296
Commercial business	—	—	—	—
Consumer	—	—	—	—
	$—	$296	$—	$296

The troubled debt restructurings described above did not increase the allowance for loan losses or result in a charge off during the six months ended June 30, 2015 and 2014.

The Bank had no troubled debt restructurings modified in the twelve months ended June 30, 2015 and 2014 that subsequently defaulted.  A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

Note 4:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.  Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), for periods through December 31, 2014, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to total assets (as defined).  At June 30, 2015, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets. Management believes, as of June 30, 2015 (unaudited) and December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2015 (unaudited) and December 31, 2014, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain

New Buffalo Savings Bank

Notes to Condensed Financial Statements

minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of June 30, 2015 (Unaudited)
Total Capital
(to Risk-Weighted Assets)	$10,903	17.3%	$5,047	8.0%	$6,309	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$10,110	16.0%	$3,785	6.0%	$5,047	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$10,110	16.0%	$2,839	4.5%	$4,101	6.5%

Tier I Leverage Capital
(to Average Total Assets)	$10,110	11.2%	$3,603	4.0%	$4,504	5.0%

As of December 31, 2014
Total Capital
(to Risk-Weighted Assets)	$10,817	16.3%	$5,316	8.0%	$6,645	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$9,982	15.0%	$2,658	4.0%	$3,987	6.0%

Tier I Capital
(to Total Assets)	$9,982	11.0%	$3,627	4.0%	$5,441	6.0%

Note 5:	Disclosures about Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2015 and December 31, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
June 30, 2015 (Unaudited)
Impaired loans	$27	$—	$—	$27
Foreclosed assets held for sale	503	—	—	503

December 31, 2014
Impaired loans	$540	$—	$—	$540
Foreclosed assets held for sale	76	—	—	76

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Collateral-dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Bank considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management.  Appraisals are reviewed for accuracy and consistency by management.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by management by comparison to historical results.

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of foreclosed real estate is based on appraisals or evaluations.  Foreclosed real estate is classified within Level 3 of the fair value hierarchy.

Appraisals of foreclosed real estate are obtained when the real estate is acquired and subsequently as deemed necessary by management.  Appraisals are reviewed for accuracy and consistency by the management.  Appraisers are selected from the list of approved appraisers maintained by management.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
June 30, 2015 (unaudited)
Impaired loans (collateral dependent)	$27	Marketable comparable properties	Marketability discount	9%
Foreclosed real estate	503	Marketable comparable properties	Comparability adjustments	9%

December 31, 2014
Impaired loans (collateral dependent)	$540	Marketable comparable properties	Marketability discount	10%-15%
Foreclosed real estate	76	Marketable comparable properties	Comparability adjustments	10%

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Bank’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
June 30, 2015 (Unaudited)
Financial assets
Cash and due from banks	$5,158	$5,158	$5,158	$—	$—
Interest-earning demand deposits in banks	3,367	3,367	3,367	—	—
Interest-earning time deposits	992	992	—	992	—
Loans held for sale	662	673	—	673	—
Loans, net	72,009	72,576	—	—	72,576
Federal Home Loan Bank stock	468	468	—	468	—
Accrued interest receivable	188	188	—	188	—
Mortgage servicing rights	310	310	—	—	310
Financial liabilities
Deposits	73,309	73,987	40,471	33,516	—
Advances from the Federal Home Loan Bank	6,927	7,066	—	7,066	—
Accrued interest payable	10	10	—	10	—

December 31, 2014
Financial assets
Cash and due from banks	$5,165	$5,165	$5,165	$—	$—
Interest-earning demand deposits in banks	2,816	2,816	2,816	—	—
Interest-earning time deposits	992	992	—	992	—
Loans held for sale	581	592	—	592	—
Loans, net	72,365	72,959	—	—	72,959
Federal Home Loan Bank stock	678	678	—	678	—
Accrued interest receivable	187	187	—	187	—
Mortgage servicing rights	269	269	—	—	269
Financial liabilities
Deposits	67,868	68,507	41,231	27,276	—
Federal funds purchased	2,500	2,500	2,500	—	—
Advances from the Federal Home Loan Bank	6,927	7,049	—	7,049	—
Accrued interest payable	9	9	—	9	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Due from Banks and Interest-earning Demand Deposits

The carrying amount approximates fair value.

Interest-earning Time Deposits in Banks

The carrying amount approximates fair value.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Loans Held For Sale

Fair value is based on prices quoted by the U.S. government sponsored agencies generally used by the Bank in sales transactions.

Loans

Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities.  The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

Federal Home Loan Bank Stock

Fair value is estimated at book value due to restrictions that limit the sale or transfer of such securities.

Accrued Interest Receivable and Payable

The carrying amount approximates fair value.  The carrying amount is determined using the interest rate, balance and last payment date.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed and default rate.

Deposits

Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities.  The market rates used were obtained from a knowledgeable independent third party and reviewed by the Bank.  The rates were the average of current rates offered by local competitors of the Bank.

The estimated fair value of demand, NOW, savings and money market deposits is the book value since rates are regularly adjusted to market rates and amounts are payable on demand at the reporting date.

Federal Funds Purchased

The carrying amount approximates fair value.

Federal Home Loan Bank Advances

Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities.  These rates were obtained from current rates offered by FHLB.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 6:	Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. With the issuance of ASU 2015-14 on July 9, 2015, FASB approved the deferral of the effective date of ASU 2014-09 for one year giving companies the option to early adopt using the original effective dates. Management is currently in the process of evaluating the impact of the amended guidance on the Bank’s financial statements.

Note 7:	Plan of Conversion and Change in Corporate Form

On May 28, 2015, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) to convert from a federal mutual savings bank to a capital stock savings bank (the “Conversion”).  A new Maryland-chartered corporation, New Bancorp, Inc. (the “Company”), was formed in June 2015, which, upon consummation of the Conversion and offering, will become the savings and loan holding company of the Bank. The Plan is subject to approval of the members of the Bank; a special Meeting of Members is scheduled for September 25, 2015. Additionally, the Plan is subject to the final approval of the Office of the Comptroller of the Currency (“OCC”) and the formation of the Company as the holding company of the Bank, upon consummation of the Conversion, is subject to the approval of the Board of Governors of the Federal Reserve System (“FRB”). As part of the Conversion and offering, the Company filed a registration statement with the U.S. Securities and Exchange Commission.  Upon receipt of the final approval of the OCC and the FRB and the consummation of the Conversion and offering, the Bank will become the wholly owned subsidiary of the Company, and the Company will issue and sell shares of its capital stock to eligible depositors and borrowers of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions.

The cost of the Conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering.  In the event the Conversion and offering are not completed, any deferred costs will be charged to operations.  Through June 30, 2015, the Bank had incurred approximately $364,000 in conversion costs, which are included in prepaid expenses and other assets on the balance sheet.

In accordance with OCC regulations, at the time of the Conversion, the Bank will substantially restrict retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Bank.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions nationally and in our market area;
•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
•

significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
•	competition among depository and other financial institutions;
•	our success in increasing our residential real estate and commercial real estate lending, and selling certain of our residential real estate loans;
•	our ability to attract and maintain deposits and our success in introducing new financial products;
•	our ability to improve our asset quality even as we increase our commercial real estate lending;
•

changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
•	changes in consumer spending, borrowing and savings habits;
•	declines in the yield on our assets resulting from the current low interest rate environment;
•	risks related to a high concentration of loans secured by real estate located in our market area;

•

the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•

changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Securities and Exchange Commission;
•

changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;
•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
•	the failure or security breaches of computer systems on which we depend;
•	the ability of key third-party service providers to perform their obligations to us;
•	changes in the financial condition or future prospects of issuers of securities that we own; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in New Bancorp, Inc.’s Prospectus dated August 12, 2015, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 20, 2015.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total Assets. Total assets were $91.5 million at June 30, 2015, an increase of $747,000, or 0.8%, compared to $90.7 million at December 31, 2014. The increase was due primarily to an increase of $544,000 in cash and cash equivalents and an increase in foreclosed real estate held for sale of $331,000, offset in part by a decrease of $356,000 in net loans.

Loans, net and Loans Held for Sale. Loans, net decreased $356,000, or 0.5%, to $72.0 million at June 30, 2015 from $72.4 million at December 31, 2014.  During the six months ended June 30, 2015, we originated $14.1 million of loans and loans held for sale, consisting primarily of $11.3 million of one- to four-family residential real estate loans, $2.0 million of commercial real estate loans, $408,000 of construction and land loans and $193,000 of consumer loans, and sold $8.1 million of loans. During the six months ended June 30, 2015, one- to four-family residential real estate loans increased $1.1 million, or 3.0%, to $38.6 million at June 30, 2015, from $37.5 million at December 31, 2014, while commercial real estate loans decreased $377,000, or 1.4%, to $26.3 million at June 30, 2015 and construction and land loans decreased $1.4 million, or 17.2% to $6.5 million at June 30, 2015.  The decrease in loans was due, in part, to management’s decision to sell certain loans. During the six months ended June 30, 2015, management transferred $2.1 million of portfolio loans to loans held for sale and sold the transferred loans during the period.  Loans held for sale were $662,000 at June 30, 2015 compared to $581,000 at December 31, 2014.

Changes in loan balances reflect our strategy to maximize our income by growing and diversifying our loan portfolio, with an emphasis on increasing our commercial real estate, commercial business and home equity loans, and continually reviewing our existing portfolio for income, liquidity and interest rate risk mitigation opportunities consistent with our strategic objectives.  Recent loan originations have been achieved amid strong competition for commercial real estate and residential real estate loans in our market area in the current low interest rate environment.  We also sell certain fixed-rate, 30-year one- to four-family residential real estate loans, primarily on a servicing-retained basis, in transactions with the Federal Home Loan Bank of Indianapolis (“FHLB-Indianapolis”), through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Subject to our ongoing interest rate risk analysis, we generally intend to continue to sell the fixed-rate, 30-year residential real estate loans that we originate.

Bank Owned Life Insurance. At June 30, 2015, our investment in bank owned life insurance was $5.16 million, an increase of $82,000, from $5.08 million at December 31, 2014.  We invest in bank owned life insurance to provide us with a funding offset for our benefit plan obligations.  Bank owned life insurance also generally provides us noninterest income that is non-taxable.  Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital.  The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

Foreclosed Real Estate. Foreclosed real estate increased $331,000 to $579,000 at June 30, 2015 from $248,000 at December 31, 2014, as we added one property through foreclosure which was offset by impairment of $27,000 recorded on one property that was included in foreclosed real estate at December 31, 2014.  At June 30, 2015, our foreclosed real estate included five parcels of residential real estate.

Deposits. Deposits increased $5.4 million, or 8.0%, to $73.3 million at June 30, 2015 from $67.9 million at December 31, 2014. Our core deposits decreased $760,000, or 1.8%, to $40.5 million at June 30, 2015 from $41.2 million at December 31, 2014.  Certificates of deposit increased $6.2 million, or 23.3%, to $32.8 million at June 30, 2015 from $26.6 million at December 31, 2014.  While the Bank is continually seeking growth in deposits, especially core deposits, during the first quarter of 2015, management elected to add certain listing service certificates of deposit totaling $4.5 million with maturities ranging from two to five years and an average cost of 1.40%.  Management intends to focus its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings.  Borrowings, including Federal Home Loan Bank advances and federal funds purchased, totaled $6.9 million at June 30, 2015 compared to $9.4 million at December 31, 2014.  The decrease in borrowings was attributable to repayment during the 2015 first quarter of $2.5 million of federal funds purchased from another bank.  The aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.88% at June 30, 2015, compared to the Bank’s cost of deposits of 0.86% at that date.

Total Equity. Total equity increased $101,000, or 1.0%, to $10.1 million at June 30, 2015 from $10.0 million at December 31, 2014. The increase resulted from net income of $101,000 during the six months ended June 30, 2015.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. Net income for the three months ended June 30, 2015 was $40,000, compared to a net loss of $155,000 for the three months ended June 30, 2014, an increase of $195,000. The increase in net income was primarily due to a $42,000 increase in net interest income, a $168,000 increase in noninterest income and a $185,000 decrease in noninterest expenses, which were partially offset by a nonrecurring $200,000 credit provision for loan losses recognized in the comparable 2014 quarter.

Interest Income. Interest income increased $84,000, or 11.9%, to $791,000 for the three months ended June 30, 2015 from $707,000 for the three months ended June 30, 2014. This increase was primarily attributable to a $90,000 increase in interest on loans receivable, partially offset by a $6,000 decrease in interest on investment securities and other interest-earning deposits. The average balance of loans including loans held for sale during the three months ended June 30, 2015 increased $13.1 million, or 22.0%, to $72.4 million from $59.4 million for the three months ended June 30, 2014, while the average yield on loans decreased 34 basis points to 4.32% for the three months ended June 30, 2015 from 4.66% for the three months ended June 30, 2014. The decrease in average yield on loans was due to lower market interest rates period to period, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of investments and other interest-earning deposits, including certificates of deposit in other banks, decreased $14.7 million to $4.9 million for the three months ended June 30, 2015 from $19.5 million for the three months ended June 30, 2014.

Interest Expense. Total interest expense increased $42,000, or 28.6%, to $189,000 for the three months ended June 30, 2015 from $147,000 for the three months ended June 30, 2014. Interest expense on deposit accounts increased $15,000, or 10.7%, to $155,000 for the three months ended June 30, 2015 from $140,000 for the three months ended June 30, 2014. The increase was primarily due to an increase of $1.8 million, or 2.7%, in the average balance of deposits to $67.6 million for the three months ended June 30, 2015 from $65.8 million for the three months ended June 30, 2014, and an increase of seven basis points in the average cost of interest-bearing deposits to 0.92% for the three months ended June 30, 2015 from 0.85% for the three months ended June 30, 2014.  Interest expense on borrowings increased $27,000 to $34,000 for the three months ended June 30, 2015 from $7,000 for the three months ended June 30, 2014. The average balance of advances increased $5.9 million to $6.9 million for the three months ended June 30, 2015 compared to $1.0 million for the three months ended June 30, 2014, while the average cost of these advances decreased 84 basis points to 1.96% from 2.80%.  As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $42,000, or 7.5%, to $602,000 for the three months ended June 30, 2015 compared to $560,000 for the three months ended June 30, 2014. The increase was due to a 39 basis points increase in our interest rate spread to 3.08% for the three months ended June 30, 2015 from 2.69% for the three months ended June 30, 2014 reflecting a shift in average interest-earning assets from interest-earning deposits to higher-yielding loans, offset in part by a $9.3 million decrease in average net interest-earnings assets period to period.

Our net interest margin increased to 3.11% for the three months ended June 30, 2015 from 2.84% for the three months ended June 30, 2014 further reflecting the shift in our interest-earning assets.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for the three months ended June 30, 2015, compared to a $200,000 credit provision recognized in the three months ended June 30, 2014. The allowance for loan losses was $1.2 million, or 1.58% of total loans, at June 30, 2015, compared to $1.0 million, or 1.75% of total loans, at June 30, 2014.  Total nonperforming loans were $959,000 at June 30, 2015, compared to $985,000 at June 30, 2014. Classified (substandard, doubtful and loss) loans were unchanged at $2.8 million at both June 30, 2015 and June 30, 2014, and total loans past due greater than 30 days were $1.1 million and $496,000 at those respective dates.  We had $8,000 of net recoveries during the three months ended June 30, 2015 compared to net charge-offs of $26,000 for the three months ended June 30, 2014.  As a percentage of nonperforming loans, the allowance for loan losses was 120.44% at June 30, 2015 compared to 106.29% at June 30, 2014.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2015 and 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $168,000, or 123.5%, to $304,000 for the three months ended June 30, 2015 from $136,000 for the three months ended June 30, 2014. The increase was primarily due to an increase of $138,000 in gains on sales of loans which amounted to $144,000 during the three months ended June 30, 2015, compared to $6,000 in the year earlier period, due primarily to a $4.6 million increase in loan sales period-to-period.

Non-Interest Expense. Non-interest expense decreased $185,000, or 17.6%, to $866,000 for the three months ended June 30, 2015 compared to $1.1 million for the three months ended June 30, 2014. The decrease was due primarily to an $83,000, or 15.4%, decrease in salaries and employee benefits; a $40,000, or 45.5%, decrease in professional services; and a $51,000, or 62.2%, decrease in impairment losses and expenses on foreclosed real estate.  The decrease in salaries and employee benefits was due primarily to a $53,000 decrease in the expense of a non-qualified retirement plan for certain of our former executives, as this plan was terminated during the year ended December 31, 2014, and a $28,000 decrease in expense related to the Bank’s multiple employer defined benefit plan period-to-period. The decrease in professional services was due primarily to legal costs related to the 2014 non-qualified benefit plan settlement and services related to mutual institution corporate governance and a $19,000 decrease in audit expense period to period due primarily to improvements in the risk profile of the Bank.  The decrease in impairment losses and expenses on foreclosed assets was due primarily to a decline in the volume of foreclosures year to year.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. The Bank did not record a federal income tax provision during either of the three month periods ended June 30, 2015 and 2014.  The federal income tax provision was affected by the full impairment valuation allowance recorded on the Bank’s net deferred tax assets in both 2015 and 2014.  Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both June 30, 2015 and 2014.  The Bank has a total valuation allowance on its net deferred tax assets of $4.2 million at June 30, 2015. The deferred tax asset will only be recognized in future periods upon the Bank’s ability to realize and maintain profitable results of operations.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. Net income for the six months ended June 30, 2015 was $101,000, compared to a net loss of $372,000 for the six months ended June 30, 2014, an increase of $473,000. The increase in net income was primarily due to a $125,000 increase in net interest income, a $270,000 increase in noninterest income and a $278,000 decrease in noninterest expenses, partially offset by a nonrecurring $200,000 credit provision for loan losses recognized in the comparable 2014 period.

Interest Income. Interest income increased $181,000, or 12.7%, to $1.6 million for the six months ended June 30, 2015 from $1.4 million for the six months ended June 30, 2014. This increase was primarily attributable to a $194,000 increase in interest on loans receivable, which was partially offset by a $13,000 decrease in interest on investment securities and other interest-earning deposits. The average balance of loans including loans held for sale during the six months ended June 30, 2015 increased $14.4 million, or 24.6%, to $73.0 million from $58.6 million for the six months ended June 30, 2014, while the average yield on loans decreased 41 basis points to 4.33% for the six months ended June 30, 2015 from 4.74% for the six months ended June 30, 2014 reflecting lower market interest rates, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of investments and other interest-earning deposits, including certificates of deposit in other banks, decreased $16.5 million to $4.5 million for the six months ended June 30, 2015 from $20.9 million for the six months ended June 30, 2014.

Interest Expense. Total interest expense increased $56,000, or 18.7%, to $356,000 for the six months ended June 30, 2015 from $300,000 for the six months ended June 30, 2014. Interest expense on deposit accounts increased $1,000, or 0.4%, to $287,000 for the six months ended June 30, 2015 from $286,000 for the six months ended June 30, 2014. The increase was primarily due to an increase of two basis points in the average cost of interest-bearing deposits to 0.88% for the six months ended June 30, 2015 from 0.86% for the six months ended June 30, 2014, partially offset by a decrease of $1.4 million, or 2.2%, in the average balance of deposits to $65.4 million for the six months ended June 30, 2015 from $66.9 million for the six months ended June 30, 2014.  Interest expense on borrowings increased $55,000 to $69,000 for the six months ended June 30, 2015 from $14,000 for the six months ended June 30, 2014. The average balance of advances increased $6.9 million to $7.9 million for the six months ended June 30, 2015 compared to $1.0 million for the six months ended June 30, 2014, while the average cost of these advances decreased 104 basis points to 1.76% from 2.80%.  As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $125,000, or 11.1%, to $1.2 million for the six months ended June 30, 2015 compared to $1.1 million for the six months ended June 30, 2014. The increase was due to a 47 basis point increase in the interest rate spread to 3.17% for the six months ended June 30, 2015 from 2.70% for the six months ended June 30, 2014 reflecting a shift in our average interest-earning assets from interest-earning deposits to higher-yielding loans, offset in part by a decrease in our average net interest-earning assets of $7.5 million period to period.

Our net interest margin increased to 3.22% for the six months ended June 30, 2015 from 2.82% for the six months ended June 30, 2014 further reflecting the shift in our interest-earning assets.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for the six months ended June 30, 2015, compared to a $200,000 credit provision recognized in the six months ended June 30, 2014.  The allowance for loan losses was $1.2 million, or 1.58% of total loans, at June 30, 2015, compared to $1.0 million, or 1.75% of total loans, at June 30, 2014.  Total nonperforming loans were $959,000 at June 30, 2015, compared to $985,000 at June 30, 2014. Classified (substandard, doubtful and loss) loans remained unchanged at $2.8 million at both June 30, 2015 and June 30, 2014, and total loans past due greater than 30 days were $1.1 million and $496,000 at those respective dates.  We had $8,000 of net recoveries during the six month period ended June 30, 2015 compared to net charge-offs of $26,000 during the six month period ended June 30, 2014.  As a percentage of nonperforming loans, the allowance for loan losses was 120.44% at June 30, 2015 compared to 106.29% at June 30, 2014.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2015 and December 31, 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $270,000, or 96.4%, to $550,000 for the six months ended June 30, 2015 from $280,000 for the six months ended June 30, 2014. The increase was primarily due to an increase of $223,000 in gains on sales of loans which amounted to $245,000 in the six months ended June 30, 2015, compared to $22,000 in the year earlier period, due primarily to a $7.2 million increase in loan sales period-to-period.

Non-Interest Expense. Non-interest expense decreased $278,000, or 14.1%, to $1.7 million for the six months ended June 30, 2015 compared to $2.0 million for the six months ended June 30, 2014. The decrease was due primarily to a $118,000, or 11.6%, decrease in salaries and employee benefits; a $61,000, or 37.9%, decrease in professional services; and a $84,000, or 67.7%, decrease in impairment losses and expenses on foreclosed real estate.  The decrease in salaries and employee benefits was due primarily to a

$106,000 decrease in the expense of a non-qualified retirement plan for certain former executives of the Bank, as this plan was terminated during the year ended December 31, 2014, and a $55,000 decrease in expense related to the Bank’s multiple employer defined benefit plan period-to-period, which were partially offset by a $22,000, or 3.1%, increase in compensation.  The decrease in professional services was due primarily to legal costs related to the 2014 non-qualified benefit plan settlement and services related to mutual institution corporate governance, along with decreases in audit expense and supervisory examination expense, due primarily to improvements in the risk profile of the Bank.  The decrease in impairment losses and expenses on foreclosed assets was due primarily to a decline in the volume of foreclosures year to year.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes.  The Bank did not record a federal income tax provision during either of the six month periods ended June 30, 2015 and 2014.  The federal income tax provision was affected by the full impairment valuation allowance recorded on the Bank’s net deferred tax assets in both the 2015 and 2014 periods.  Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both June 30, 2015 and 2014.  The Bank has a total valuation allowance on its net deferred tax assets of $4.2 million at June 30, 2015.  The deferred tax asset will only be recognized in future periods upon the Bank’s ability to realize and maintain profitable results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no issuer repurchases of securities during the period covered by this Report.
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BANCORP, INC.

Date: September 24, 2015	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: September 24, 2015	/s/ Russell N. Dahl
Russell N. Dahl
Chief Financial Officer