Form 10-Q
period 2015-09-30
New Bancorp, Inc.
filed 2015-11-13
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission File No. 000-55530

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 13, 2015, the latest practicable date, 696,600 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

New Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on June 3, 2015 to serve as the savings and loan holding company for New Buffalo Savings Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  As of September 30, 2015, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1.	Financial Statements

New Buffalo Savings Bank

Condensed Balance Sheets

September 30, 2015 (Unaudited) and December 31, 2014

(In Thousands)

	September 30,	December 31,
	2015	2014
Assets

Cash and due from banks	$704	$5,165
Interest-earning demand deposits	6,839	2,816

Cash and cash equivalents	7,543	7,981

Interest-earning time deposits in banks	992	992
Loans held for sale	272	581
Loans, net of allowance for loan losses of $1,155 and $1,147 at September 30, 2015 and December 31, 2014, respectively	73,327	72,365
Premises and equipment	2,055	2,162
Federal Home Loan Bank stock	468	678
Foreclosed real estate held for sale, net	308	248
Accrued interest receivable	189	187
Bank owned life insurance	5,205	5,081
Mortgage servicing rights	318	269
Prepaid expenses and other assets	704	162

Total assets	$91,381	$90,706

Liabilities and Equity

Liabilities
Deposits
Demand	$20,355	$20,161
Savings and money market accounts	18,537	21,070
Time	32,400	26,637

Total deposits	71,292	67,868

Federal funds purchased	—	2,500
Advances from the Federal Home Loan Bank	6,927	6,927
Stock subscription proceeds in escrow	2,378	—
Accrued nonqualified benefit plans	143	2,830
Other liabilities	651	572

Total liabilities	81,391	80,697

Commitments and Contingencies	—	—

Equity
Retained earnings	9,990	10,009

Total liabilities and equity	$91,381	$90,706

The accompanying notes are an integral part of these financial statements.

New Buffalo Savings Bank

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Loans	$790	$730	$2,372	$2,118
Investment securities	—	2	—	7
Interest-bearing deposits	10	13	31	42
Total interest income	800	745	2,403	2,167
Interest Expense
Deposits	157	137	444	423
Borrowings	33	18	102	32
Total interest expense	190	155	546	455
Net Interest Income	610	590	1,857	1,712
Provision (Credit) for Loan Losses	—	—	—	(200)
Net Interest Income After Provision (Credit) for Loan Losses	610	590	1,857	1,912
Noninterest Income
Service charges and fees	76	71	231	215
Gain on sale of loans	62	3	341	25
Loss on sale of foreclosed real estate, net	(1)	(96)	(1)	(110)
Income from bank owned life insurance	42	41	124	121
Loan servicing fees, net	13	5	17	34
Other operating	6	2	16	21
Total noninterest income	198	26	728	306
Noninterest Expense
Salaries and employee benefits	467	520	1,366	1,537
Occupancy and equipment	94	111	335	332
Data processing fees	107	105	300	295
Insurance premiums	32	8	94	95
Professional services	24	165	124	326
Impairment losses and expenses of foreclosed real estate	113	79	133	203
Other	91	83	252	257
Total noninterest expense	928	1,071	2,604	3,045
Loss Before Federal Income Taxes (Credits)	(120)	(455)	(19)	(827)
Federal Income Taxes (Credits)	—	—	—	—
Net Loss	$(120)	$(455)	$(19)	$(827)

The accompanying notes are an integral part of these financial statements.

New Buffalo Savings Bank

Condensed Statements of Comprehensive Loss (Unaudited)

For the Three and Nine Months Ended September 30, 2015 and 2014

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(120)	$(455)	$(19)	$(827)

Other comprehensive income:
Unrealized holding gains on securities during the period	—	—	—	13

Comprehensive loss	$(120)	$(455)	$(19)	$(814)

The accompanying notes are an integral part of these financial statements.

New Buffalo Savings Bank

Condensed Statements of Changes in Equity (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

(In Thousands)

		Accumulated Other
	Retained	Comprehensive
	Earnings	Loss	Total
Balance at January 1, 2014	$12,444	$(32)	$12,412
Net loss for the nine months ended September 30, 2014	(827)	—	(827)
Other comprehensive income	—	13	13
Balance at September 30, 2014	$11,617	$(19)	$11,598
Balance at January 1, 2015	$10,009	$—	$10,009
Net loss for the nine months ended September 30, 2015	(19)	—	(19)
Balance at September 30, 2015	$9,990	$—	$9,990

The accompanying notes are an integral part of these financial statements.

New Buffalo Savings Bank

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(19)	$(827)
Items not requiring (providing) cash
Depreciation and amortization	187	163
Amortization of deferred loan origination fees and costs, net	4	(6)
Provision (credit) for loan losses	—	(200)
Gain on sale of loans	(341)	(25)
Proceeds from sales of loans originated for sale	8,318	933
Loans originated for sale	(7,852)	(915)
Loss on sale of foreclosed real estate	1	110
Impairment loss on foreclosed real estate	111	105
Changes in
Accrued interest receivable	(2)	(12)
Prepaid expenses and other assets	(542)	7
Cash surrender value of life insurance	(124)	(121)
Other liabilities	(2,608)	(2,573)
Net cash used in operating activities	(2,867)	(3,361)

Investing Activities
Net change in interest-earning time deposit in banks	—	248
Principal repayments from mortgage-backed securities available-for-sale	—	47
Proceeds from sales of loans	2,135	—
Net change in loans	(3,360)	(6,307)
Purchase of premises and equipment	(24)	(138)
Proceeds from redemption of FHLB stock	210	—
Proceeds from sale of foreclosed assets	166	642
Net cash used in investing activities	(873)	(5,508)

Financing Activities
Net increase (decrease) in deposits	3,424	(3,067)
Net change in federal funds purchased	(2,500)	—
Repayment of Federal Home Loan Bank advances	—	(1,000)
Proceeds from stock subscriptions held in escrow	2,378	—
Net cash provided by (used in) financing activities	3,302	(4,067)

Decrease in Cash and Cash Equivalents	(438)	(12,936)

Cash and Cash Equivalents, Beginning of Period	7,981	25,353

Cash and Cash Equivalents, End of Period	$7,543	$12,417

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$553	$459

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to loans held for sale	$2,057	$—
Transfers from loans to real estate acquired through foreclosure	$338	$82

The accompanying notes are an integral part of these financial statements.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Note 1:	Basis of Presentation

The accompanying condensed balance sheet of New Buffalo Savings Bank (the Bank) as of December 31, 2014, which has been derived from audited financial statements, and the unaudited condensed financial statements of the Bank as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 2014 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2015 herein, are not necessarily indicative of the results of operations to be expected for the entire year.

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

The Bank had no investment securities at September 30, 2015 and December 31, 2014.  The Bank had no sales of investment securities during the three and nine month periods ended September 30, 2015 and 2014.

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

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Classes of loans at September 30, 2015 and December 31, 2014 include:

	September 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Real estate loans
Residential	$40,337	$37,481
Commercial	26,356	26,633
Construction and land	6,597	7,854
Commercial business	1,077	1,625
Consumer and other	387	392

Total loans	74,754	73,985

Less:
Net deferred loan fees, premiums and discounts	(4)	2
Undisbursed loans in process	(268)	(475)
Allowance for loan losses	(1,155)	(1,147)
Net loans	$73,327	$72,365

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential Real Estate:  The residential real estate loans are generally secured by owner-occupied 1-4 family residences.  The Bank’s portfolio of home equity loans totaled $3.7 million and $3.4 million at September 30, 2015 and December 31, 2014, respectively, the preponderance of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien.  Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers.  Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

New Buffalo Savings Bank

Notes to Condensed Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 and the recorded investment in loans and impairment method as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Three months ended September 30, 2015
Allowance for loan losses:
Balance, July 1, 2015	$599	$421	$106	$23	$6	$1,155
Provision (credit) for loan losses	40	(31)	(1)	(6)	(2)	—
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Balance, September 30, 2015	$639	$390	$105	$17	$4	$1,155

Nine months ended September 30, 2015
Allowance for loan losses:
Balance, January 1, 2015	$575	$418	$126	$23	$5	$1,147
Provision (credit) for loan losses	56	(28)	(21)	(6)	(1)	—
Charge-offs	—	—	—	—	—	—
Recoveries	8	—	—	—	—	8

Balance, September 30, 2015	$639	$390	$105	$17	$4	$1,155

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$18	$—	$—	$—	$—	$18

Ending balance, collectively evaluated for impairment	$621	$390	$105	$17	$4	$1,137

Loans:
Ending balance	$40,337	$26,356	$6,597	$1,077	$387	$74,754

Ending balance; individually evaluated for impairment	$1,865	$244	$1,809	$—	$—	$3,918

Ending balance; collectively evaluated for impairment	$38,472	$26,112	$4,788	$1,077	$387	$70,836

New Buffalo Savings Bank

Notes to Condensed Financial Statements

	September 30, 2014 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Three months ended September 30, 2014
Allowance for loan losses:
Balance, July 1, 2014	$569	$333	$111	$30	$4	$1,047
Provision (credit) for loan losses	30	(23)	(6)	(1)	—	—
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—

Balance, September 30, 2014	$599	$310	$105	$29	$4	$1,047

Nine months ended September 30, 2014
Allowance for loan losses:
Balance, January 1, 2014	$596	$513	$127	$34	$3	$1,273
Provision (credit) for loan losses	29	(203)	(22)	(5)	1	(200)
Charge-offs	(26)	—	—	—	—	(26)
Recoveries	—	—	—	—	—	—

Balance, September 30, 2014	$599	$310	$105	$29	$4	$1,047

	December 31, 2014
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$575	$418	$126	$23	$5	$1,147

Ending balance, individually evaluated for impairment	$26	$—	$—	$—	$—	$26

Ending balance, collectively evaluated for impairment	$549	$418	$126	$23	$5	$1,121

Loans:
Ending balance	$37,481	$26,633	$7,854	$1,625	$392	$73,985

Ending balance; individually evaluated for impairment	$2,183	$214	$1,856	$—	$—	$4,253

Ending balance; collectively evaluated for impairment	$35,298	$26,419	$5,998	$1,625	$392	$69,732

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

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Substandard: These are loans with a well-defined weakness, where the Bank has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected.  The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern”.  When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard.  A loan will also be graded substandard when full repayment is expected, but it must come from the liquidation of collateral.  All loans that are past due 90 days or more are classified as substandard.

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

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$38,735	$24,542	$6,421	$1,077	$387	$71,162
Special mention	—	544	10	—	—	554
Substandard	1,602	1,270	166	—	—	3,038
Doubtful	—	—	—	—	—	—

Total	$40,337	$26,356	$6,597	$1,077	$387	$74,754

	December 31, 2014
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$35,820	$24,777	$7,669	$1,625	$392	$70,283
Special mention	—	514	19	—	—	533
Substandard	1,096	1,342	—	—	—	2,438
Doubtful	565	—	166	—	—	731

Total	$37,481	$26,633	$7,854	$1,625	$392	$73,985

The Bank evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis.  No significant changes were made to either during the past year.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$377	$89	$566	$1,032	$39,305	$40,337	$—
Commercial	—	—	—	—	26,356	26,356	—
Construction and land	—	—	166	166	6,431	6,597	—
Commercial business	—	—	—	—	1,077	1,077	—
Consumer	—	—	—	—	387	387	—

Total	$377	$89	$732	$1,198	$73,556	$74,754	$—

	December 31, 2014
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$298	$109	$565	$972	$36,509	$37,481	$—
Commercial	—	—	—	—	26,633	26,633	—
Construction and land	—	—	166	166	7,688	7,854	—
Commercial business	—	—	—	—	1,625	1,625	—
Consumer	22	—	—	22	370	392	—

Total	$320	$109	$731	$1,160	$72,825	$73,985	$—

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

New Buffalo Savings Bank

Notes to Condensed Financial Statements

The following table presents impaired loans as of September 30, 2015 and for the three month periods ended September 30, 2015 and 2014:

	As of			For the Three Months Ended
	September 30, 2015			September 30, 2015		September 30, 2014
				Average		Average
		Unpaid		Balance of	Interest	Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
(Unaudited)
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,714	$1,750	$—	$1,600	$23	$1,488	$15
Commercial	244	244	—	247	4	219	4
Construction and land	1,809	1,809	—	1,817	23	1,856	27
Commercial business	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Loans with a specific valuation allowance:
Real estate
Residential	151	162	18	89	—	248	—
Commercial	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Totals	$3,918	$3,965	$18	$3,753	$50	$3,811	$46

The following table presents impaired loan information for the nine month periods ended September 30, 2015 and 2014:

For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Average		Average
	Balance of	Interest	Balance of	Interest
	Impaired	Income	Impaired	Income
	Loans	Recognized	Loans	Recognized
(Unaudited)
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,489	$54	$2,188	$57
Commercial	241	12	241	11
Construction and land	1,833	66	1,755	73
Commercial business	—	—	—	—
Consumer	—	—	—	—

Loans with a specific valuation allowance:
Real estate
Residential	62	—	253	—
Commercial	—	—	—	—
Construction and land	—	—	—	—
Commercial business	—	—	—	—
Consumer	—	—	—	—

Totals	$3,625	$132	$4,437	$141

New Buffalo Savings Bank

Notes to Condensed Financial Statements

The following table presents impaired loans as of December 31, 2014:

	As of December 31, 2014
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,617	$1,630	$—
Commercial	214	214	—
Construction and land	1,856	1,856	—
Commercial business	—	—	—
Consumer	—	—	—

Loans with a specific valuation allowance:
Real estate
Residential	566	584	26
Commercial	—	—	—
Construction and land	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

Totals	$4,253	$4,284	$26

The following table presents the Bank’s nonaccrual loans at September 30, 2015 and December 31, 2014.  The table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Real estate loans
Residential	$1,084	$1,033
Commercial	7	11
Construction and land	166	166
Commercial business	—	—
Consumer and other	—	—

Total nonaccrual	$1,257	$1,210

At September 30, 2015 (unaudited) and December 31, 2014, the Bank had certain loans that were modified in troubled debt restructurings and impaired.  The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date or a reduction of the stated interest rate.

New Buffalo Savings Bank

Notes to Condensed Financial Statements

The following tables present information regarding troubled debt restructurings by class for the three and nine months ended September 30, 2015 and 2014.  Newly classified troubled debt restructurings are as follows:

		Pre-	Post-
	Number of	Modification	Modification
For the nine months ended:	Contracts	Balance	Balance
September 30, 2015 (Unaudited)		(In thousands)

Real estate
Residential	1	$50	$50
Commercial	2	42	42
	3	$92	$92

September 30, 2014 (Unaudited)
Real estate
Residential	2	$116	$116
Construction and land	2	319	319
	4	$435	$435

		Pre-	Post-
	Number of	Modification	Modification
For the three months ended:	Contracts	Balance	Balance
September 30, 2015 (Unaudited)		(In thousands)

Real estate
Residential	1	$50	$50

September 30, 2014 (Unaudited)

Real estate
Residential	2	$116	$116
Construction and land	1	23	23
	3	$139	$139

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Newly restructured loans by type of modification are as follows for the three and nine months ended September 30, 2015 and 2014.

				Total
For the nine months ended:	Interest Only	Term	Combination	Modification
September 30, 2015 (Unaudited)	(In thousands)

Real estate
Residential	$—	$50	$—	$50
Commercial	—	42	—	42
	$—	$92	$—	$92

September 30, 2014 (Unaudited)
Real estate
Residential	$—	$—	$116	$116
Construction and land	—	296	23	319
	$—	$296	$139	$435
				Total
For the three months ended:	Interest Only	Term	Combination	Modification
September 30, 2015 (Unaudited)	(In thousands)

Real estate
Residential	$—	$50	$—	$50

September 30, 2014 (Unaudited)	—	—	—	—

Real estate
Residential	$—	$—	$116	$116
Construction and land	—	—	23	23
	$—	$—	$139	$139

The troubled debt restructurings described above did not increase the allowance for loan losses or result in a charge-off during the three and nine months ended September 30, 2015 and 2014.

The Bank had no troubled debt restructurings modified in the twelve months ended September 30, 2015 and 2014 that subsequently defaulted.  A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

New Buffalo Savings Bank

Notes to Condensed Financial Statements

At September 30, 2015, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

Management believes, as of September 30, 2015 (unaudited) and December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2015 (unaudited) and December 31, 2014, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of September 30, 2015 (Unaudited)
Total Capital
(to Risk-Weighted Assets)	$10,810	16.5%	$5,226	8.0%	$6,533	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$9,990	15.3%	$3,920	6.0%	$5,226	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$9,990	15.3%	$2,940	4.5%	$4,246	6.5%

Tier I Leverage Capital
(to Average Total Assets)	$9,990	10.6%	$3,766	4.0%	$4,707	5.0%

As of December 31, 2014
Total Capital
(to Risk-Weighted Assets)	$10,817	16.3%	$5,316	8.0%	$6,645	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$9,982	15.0%	$2,658	4.0%	$3,987	6.0%

Tier I Capital
(to Total Assets)	$9,982	11.0%	$3,627	4.0%	$5,441	6.0%

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at September 30, 2015 and December 31, 2014:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
September 30, 2015 (Unaudited)
Impaired loans, collateral dependent	$83	$—	$—	$83
Foreclosed assets held for sale	308	—	—	308

December 31, 2014
Impaired loans, collateral dependent	$540	$—	$—	$540
Foreclosed assets held for sale	76	—	—	76

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

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
September 30, 2015 (unaudited)
Impaired loans (collateral dependent)	$83	Marketable comparable properties	Marketability discount	18%
Foreclosed real estate	308	Marketable comparable properties	Comparability adjustments	9%

December 31, 2014
Impaired loans (collateral dependent)	$540	Marketable comparable properties	Marketability discount	10%-15%
Foreclosed real estate	76	Marketable comparable properties	Comparability adjustments	10%

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Bank’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
September 30, 2015 (Unaudited)
Financial assets
Cash and due from banks	$704	$704	$704	$—	$—
Interest-earning demand deposits	6,839	6,839	6,839	—	—
Interest-earning time deposits in banks	992	992	—	992	—
Loans held for sale	272	272	—	272	—
Loans, net	73,327	73,774	—	—	73,774
Federal Home Loan Bank stock	468	468	—	468	—
Accrued interest receivable	189	189	—	189	—
Mortgage servicing rights	318	318	—	—	318
Financial liabilities
Deposits	71,292	72,028	38,892	33,136	—
Advances from the Federal Home Loan Bank	6,927	7,134	—	7,134	—
Stock subscription proceeds in escrow	2,378	2,378	2,378	—	—
Accrued interest payable	2	2	—	2	—

December 31, 2014
Financial assets
Cash and due from banks	$5,165	$5,165	$5,165	$—	$—
Interest-earning demand deposits	2,816	2,816	2,816	—	—
Interest-earning time deposits in banks	992	992	—	992	—
Loans held for sale	581	592	—	592	—
Loans, net	72,365	72,959	—	—	72,959
Federal Home Loan Bank stock	678	678	—	678	—
Accrued interest receivable	187	187	—	187	—
Mortgage servicing rights	269	269	—	—	269
Financial liabilities
Deposits	67,868	68,507	41,231	27,276	—
Federal funds purchased	2,500	2,500	2,500	—	—
Advances from the Federal Home Loan Bank	6,927	7,049	—	7,049	—
Accrued interest payable	9	9	—	9	—

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

Federal Home Loan Bank Advances

Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities.  These rates were obtained from current rates offered by the Federal Home Loan Bank.

Stock Subscription Proceeds in Escrow

The carrying amounts of stock subscription proceeds in escrow approximate fair value resulting in a Level 1 classification.

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

New Buffalo Savings Bank

Notes to Condensed Financial Statements

Note 6:	Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

Financial Accounting Standards Board (FASB) ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  The Company will adopt this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results or operations.

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

On May 28, 2015, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) to convert from a federal mutual savings bank to a federal stock savings bank (the “Conversion”).  A new Maryland-chartered corporation, New Bancorp, Inc. (the “Company”), was formed in June 2015, which, upon consummation of the Conversion and offering, became the savings and loan holding company of the Bank. The Plan was subject to approval of the members of the Bank, which approval was received at a Special Meeting of Members on September 15, 2015.

Additionally, the Plan was subject to the final approval of the Office of the Comptroller of the Currency (“OCC”) and the formation of the Company as the holding company of the Bank, upon consummation of the Conversion, is subject to the approval of the Board of Governors of the Federal Reserve System (“FRB”). As part of the Conversion and offering, the Company filed a registration statement with the U.S. Securities and Exchange Commission.  Upon receipt of the final approval of the OCC and the FRB and the consummation of the Conversion and offering, the Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock to eligible depositors and borrowers of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions.  The Conversion was completed on October 19, 2015 and resulted in the issuance of 696,600 common shares by the Company.

The cost of the Conversion and issuing the capital stock was deferred and deducted from the proceeds of the offering.  Through September 30, 2015, the Bank had incurred approximately $579,000 in conversion costs, which are included in prepaid expenses and other assets on the condensed balance sheet.

In accordance with OCC regulations, at the time of the Conversion, the Bank substantially restricted retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account

New Buffalo Savings Bank

Notes to Condensed Financial Statements

holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2015 and results of operations for the three and nine months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Bank.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations in the event of adverse economic conditions nationally and in our market area;
•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total Assets. Total assets were $91.4 million at September 30, 2015, an increase of $675,000, or 0.7%, compared to $90.7 million at December 31, 2014. The increase was due primarily to an increase of $962,000 in net loans offset in part by a decrease in cash and cash equivalents of $438,000.

Loans, net and Loans Held for Sale. Loans, net increased $962,000, or 1.3%, to $73.3 million at September 30, 2015 from $72.4 million at December 31, 2014.  During the nine months ended September 30, 2015, we originated $21.3 million of loans and loans held for sale, consisting primarily of $16.8 million of one- to four-family residential real estate loans, $3.4 million of commercial real estate loans, $822,000 of construction and land loans, $119,000 of commercial business loans and $244,000 of consumer loans, and sold $10.1 million of loans. During the nine months ended September 30, 2015, one- to four-family residential real estate loans increased $2.9 million, or 7.6%, to $40.3 million at September 30, 2015, from $37.5 million at December 31, 2014, while commercial real estate loans decreased $277,000, or 1.0%, to $26.4 million at September 30, 2015 and construction and land loans decreased $1.3 million, or 16.0% to $6.6 million at September 30, 2015.  During the nine months ended September 30, 2015, management transferred $2.1 million of portfolio loans to loans held for sale and sold the transferred loans during the period. Additionally, during the nine months ended September 30, 2015, sales of loans, including both those that were originated during the period and those held for sale at December 31, 2014, amounted to $8.1 million. Loans held for sale were $272,000 at September 30, 2015 compared to $581,000 at December 31, 2014.

We continue to pursue a strategy to maximize our income by growing and diversifying our loan portfolio, with an emphasis on increasing our commercial real estate, commercial business and home equity loans, and continually reviewing our existing portfolio for income, liquidity and interest rate risk mitigation opportunities consistent with our strategic objectives.  Recent loan originations have been achieved amid strong competition for commercial real estate and residential real estate loans in our market area in the current low interest rate environment.  We also sell certain fixed-rate, 30-year one- to four-family residential real estate loans, primarily on a servicing-retained basis, in transactions with the Federal Home Loan Bank of Indianapolis (“FHLB-Indianapolis”), through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Subject to our ongoing interest rate risk analysis, we generally intend to continue to sell the fixed-rate, 30-year residential real estate loans that we originate.

Bank Owned Life Insurance. At September 30, 2015, our investment in bank owned life insurance was $5.2 million, an increase of $124,000, from $5.1 million at December 31, 2014.  We invested in bank owned life insurance to provide us with a funding offset for certain benefit plan obligations.  While these benefit plans have been terminated and the obligations have been paid, bank owned life insurance also generally provides us noninterest income that is non-taxable.  Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital.  The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

Foreclosed Real Estate. Foreclosed real estate increased $60,000 to $308,000 at September 30, 2015 from $248,000 at December 31, 2014, as we added one property through foreclosure, which was offset by sales totaling $165,000 and impairment charges of $111,000.  At September 30, 2015, our foreclosed real estate included two parcels of residential real estate.

Deposits. Deposits increased $3.4 million, or 5.1%, to $71.3 million at September 30, 2015 from $67.9 million at December 31, 2014. Our core deposits decreased $2.3 million, or 5.7%, to $38.9 million at September 30, 2015 from $41.2 million at December 31, 2014.  Certificates of deposit increased $5.8 million, or 21.6%, to $32.4 million at September 30, 2015 from $26.6 million at December 31, 2014.  While the Bank is continually seeking growth in deposits, especially core deposits, during the first quarter of 2015, management elected to add certain listing service certificates of deposit totaling $4.5 million with maturities ranging from two to five years and an average cost of 1.40%.  Management intends to focus its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings.  Borrowings, including Federal Home Loan Bank advances and federal funds purchased, totaled $6.9 million at September 30, 2015 compared to $9.4 million at December 31, 2014.  The decrease in borrowings was attributable to repayment during the 2015 first quarter of $2.5 million of federal funds purchased from another bank.  The aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.88% at September 30, 2015, compared to the Bank’s cost of deposits of 0.84% at that date.

Stock Subscription Proceeds in Escrow. Stock subscription proceeds in escrow totaled $2.4 million at September 30, 2015, which represented funds received and held at the Bank for stock subscription orders received related to the Bank’s conversion from mutual to stock form. As the conversion was not completed as of September 30, 2015, the proceeds were held in escrow. Upon completion of the conversion on October 19, 2015, these funds were transferred to shareholders’ equity on the balance sheet of the Bank’s newly formed holding company New Bancorp, Inc. The conversion resulted in the issuance of 696,600 shares of common stock at an offering price of $10.00 per share.

Total Equity. Total equity decreased $19,000, or 0.2%, to $10.0 million at September 30, 2015 compared to December 31, 2014. The decrease resulted from the net loss of $19,000 during the nine months ended September 30, 2015.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. Net loss for the three months ended September 30, 2015 was $120,000, compared to a net loss of $455,000 for the three months ended September 30, 2014. This $355,000 decrease in the net loss was primarily due to a $20,000 increase in net interest income, a $172,000 increase in noninterest income and a $143,000 decrease in noninterest expenses.

Interest Income. Interest income increased $55,000, or 7.4%, to $800,000 for the three months ended September 30, 2015 from $745,000 for the three months ended September 30, 2014. This increase was primarily attributable to a $60,000 increase in interest on loans receivable, partially offset by a $5,000 decrease in interest on investment securities and other interest-earning deposits. The average balance of loans including loans held for sale during the three months ended September 30, 2015 increased $11.8 million, or 19.0%, to $73.9 million from $62.1 million for the three months ended September 30, 2014, while the average yield on loans decreased 42 basis points to 4.28% for the three months ended September 30, 2015 from 4.70% for the three months ended September 30, 2014. The decrease in average yield on loans was due to lower market interest rates period to period, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of investments and other interest-earning deposits, including certificates of deposit in other banks, decreased $9.2 million to $6.3 million for the three months ended September 30, 2015 from $15.5 million for the three months ended September 30, 2014.

Interest Expense. Total interest expense increased $35,000, or 22.6%, to $190,000 for the three months ended September 30, 2015 from $155,000 for the three months ended September 30, 2014. Interest expense on deposit accounts increased $20,000, or 14.6%, to $157,000 for the three months ended September 30, 2015 from $137,000 for the three months ended September 30, 2014. The increase was primarily due to an increase of $852,000, or 1.3%, in the average balance of deposits to $68.9 million for the three months ended September 30, 2015 from $68.1 million for the three months ended September 30, 2014, and an increase of 11 basis points in the average cost of interest-bearing deposits to 0.91% for the three months ended September 30, 2015 from 0.80% for the three months ended September 30, 2014.  Interest expense on borrowings increased $15,000 to $33,000 for the three months ended September 30, 2015 from $18,000 for the three months ended September 30, 2014. The average balance of advances increased $6.7 million to $6.9 million for the three months ended September 30, 2015 compared to $215,000 for the three months ended September 30, 2014, while the average cost of these advances decreased to 1.91% for the three months ended September 30, 2015.  As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $20,000, or 3.4%, to $610,000 for the three months ended September 30, 2015 compared to $590,000 for the three months ended September 30, 2014. The increase was due to a six basis points increase in our interest rate spread to 2.99% for the three months ended September 30, 2015 from 2.93% for the three months ended September 30, 2014 reflecting a shift in average interest-earning assets from interest-earning deposits to higher-yielding loans, offset in part by a $5.0 million decrease in average net interest-earning assets period to period.

Our net interest margin increased to 3.05% for the three months ended September 30, 2015 from 3.04% for the three months ended September 30, 2014.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended September 30, 2015 and 2014. The allowance for loan losses was $1.2 million, or 1.55% of total loans, at September 30, 2015, compared to $1.0 million, or 1.63% of total loans, at September 30, 2014.  Total nonperforming loans were $1.3 million at September 30, 2015, compared to $1.2 million at September 30, 2014. Classified (substandard, doubtful and loss) loans were $3.0 million at September 30, 2015 and $3.2 million at September 30, 2014, and total loans past due greater than 30 days were $1.2 million and $1.1 million at those respective dates.  We had no charge-offs or recoveries during either of the three months ended September 30, 2015 and 2014.  As a percentage of nonperforming loans, the allowance for loan losses was 91.9% at September 30, 2015 compared to 89.0% at September 30, 2014.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2015 and 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $172,000, or 661.5%, to $198,000 for the three months ended September 30, 2015 from $26,000 for the three months ended September 30, 2014. The increase was primarily due to an increase of $59,000 in gains on sales of loans and a decrease in losses on sales of foreclosed real estate.  The gain on sales of loans amounted to $62,000 during the three months ended September 30, 2015, compared to $3,000 in the year earlier period, due primarily to an increase in the volume of loan sales period-to-period.

Non-Interest Expense. Non-interest expense decreased $143,000, or 13.4%, to $928,000 for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014. The decrease was due primarily to a $53,000, or 10.2%, decrease in salaries and employee benefits and a $141,000, or 85.5%, decrease in professional services, which were partially offset by a $34,000, or 43.0%, increase in impairment losses and expenses on foreclosed real estate.  The decrease in salaries and employee benefits was due primarily to a $50,000 decrease in the expense of a non-qualified retirement plan for certain of our former executives, as this plan was terminated during the year ended December 31, 2014, and a $38,000 decrease in expense related to the Bank’s multiple employer defined benefit plan period-to-period, which were partially offset by increases in compensation and health care costs. The decrease in professional services was due primarily to legal costs related to the 2014 non-qualified benefit plan settlement and services related to mutual institution corporate governance and a decrease in audit and regulatory examination expenses period to period due primarily to improvements in the risk profile of the Bank.  The increase in impairment losses and expenses on foreclosed assets resulted primarily from impairment charges recorded in the current quarter as management obtained updated appraisals on the foreclosed assets.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. The Bank did not record a federal income tax provision during either of the three month periods ended September 30, 2015 and 2014.  The federal income tax provision was affected by the full impairment valuation allowance recorded on the Bank’s net deferred tax assets in both 2015 and 2014.  Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both September 30, 2015 and 2014.  The Bank has a total valuation allowance on its net deferred tax assets of $4.2 million at September 30, 2015. The deferred tax asset will only be recognized in future periods upon the Bank’s ability to realize and maintain profitable results of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General. Net loss for the nine months ended September 30, 2015 was $19,000, compared to a net loss of $827,000 for the nine months ended September 30, 2014. The decrease in the net loss of $808,000 was primarily due to a $145,000 increase in net interest income, a $422,000 increase in noninterest income and a $441,000 decrease in noninterest expenses, partially offset by a nonrecurring $200,000 credit provision for loan losses recognized in the comparable 2014 period.

Interest Income. Interest income increased $236,000, or 10.9%, to $2.4 million for the nine months ended September 30, 2015 from $2.2 million for the nine months ended September 30, 2014. This increase was primarily attributable to a $254,000 increase in interest on loans receivable, which was partially offset by a $18,000 decrease in interest on investment securities and other interest-earning deposits. The average balance of loans including loans held for sale during the nine months ended September 30, 2015 increased $13.1 million, or 21.9%, to $72.9 million from $59.8 million for the nine months ended September 30, 2014, while the average yield on loans decreased 38 basis points to 4.34% for the nine months ended September 30, 2015 from 4.72% for the nine months ended September 30, 2014 reflecting lower market interest rates, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of investments and other interest-earning deposits, including certificates of deposit in other banks, decreased $14.0 million to $5.1 million for the nine months ended September 30, 2015 from $19.1 million for the nine months ended September 30, 2014.

Interest Expense. Total interest expense increased $91,000, or 20.0%, to $546,000 for the nine months ended September 30, 2015 from $455,000 for the nine months ended September 30, 2014. Interest expense on deposit accounts increased $21,000, or 5.0%, to $444,000 for the nine months ended September 30, 2015 from $423,000 for the nine months ended September 30, 2014. The increase was primarily due to an increase of five basis points in the average cost of interest-bearing deposits to 0.89% for the nine months ended September 30, 2015 from 0.84% for the nine months ended September 30, 2014, partially offset by a decrease of $300,000, or 0.4%, in the average balance of deposits to $66.7 million for the nine months ended September 30, 2015 from $67.0 million for the nine months ended September 30, 2014.  Interest expense on borrowings increased $70,000 to $102,000 for the nine months ended September 30, 2015 from $32,000 for the nine months ended September 30, 2014. The average balance of advances increased $6.6 million to $7.4 million for the nine months ended September 30, 2015 compared to $736,000 for the nine months ended September 30, 2014, while the average cost of these advances decreased to 1.85% for the 2015 nine-month period.  As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $145,000, or 8.5%, to $1.9 million for the nine months ended September 30, 2015 compared to $1.7 million for the nine months ended September 30, 2014. The increase was due to a 37 basis point increase in the interest rate spread to 3.13% for the nine months ended September 30, 2015 from 2.76% for the nine months ended September 30, 2014 reflecting a shift in our average interest-earning assets from interest-earning deposits to higher-yielding loans, offset in part by a decrease in our average net interest-earning assets of $7.2 million period to period.

Our net interest margin increased to 3.17% for the nine months ended September 30, 2015 from 2.89% for the nine months ended September 30, 2014 further reflecting the shift in our interest-earning assets.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for the nine months ended September 30, 2015, compared to a $200,000 credit provision recognized in the nine months ended September 30, 2014.  The allowance for loan losses was $1.2 million, or 1.55% of total loans, at September 30, 2015, compared to $1.0 million, or 1.63% of total loans, at September 30, 2014.  Total nonperforming loans were $1.3 million at September 30, 2015, compared to $1.2 million at September 30, 2014. Classified (substandard, doubtful and loss) loans were $3.0 million at September 30, 2015 and $3.2 million at September 30, 2014, and total loans past due greater than 30 days were $1.2 million and $1.1 million at those respective dates.  We had $8,000 of net recoveries during the nine month period ended September 30, 2015 compared to net charge-offs of $26,000 during the nine month period ended September 30, 2014.  As a percentage of nonperforming loans, the allowance for loan losses was 91.9% at September 30, 2015 compared to 89.0% at September 30, 2014.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2015 and December 31, 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $422,000, or 137.9%, to $728,000 for the nine months ended September 30, 2015 from $306,000 for the nine months ended September 30, 2014. The increase was primarily due to an increase of $316,000 in gains on sales of loans and a $109,000 decrease in losses on sales of foreclosed real estate. The gain on sales of loans amounted to $341,000 in the nine months ended September 30, 2015, compared to $25,000 in the year earlier period, due primarily to an increase in the volume of loan sales period-to-period.

Non-Interest Expense. Non-interest expense decreased $441,000, or 14.5%, to $2.6 million for the nine months ended September 30, 2015 compared to $3.0 million for the nine months ended September 30, 2014. The decrease was due primarily to a $171,000, or 11.1%, decrease in salaries and employee benefits; a $202,000, or 62.0%, decrease in professional services; and a $70,000, or 34.5%, decrease in impairment losses and expenses on foreclosed real estate.  The decrease in salaries and employee benefits was due primarily to a $155,000 decrease in the expense of a non-qualified retirement plan for certain former executives of the Bank, as this plan was terminated during the year ended December 31, 2014, and a $93,000 decrease in expense related to the Bank’s multiple employer defined benefit plan period-to-period, which were partially offset by a $37,000, or 3.3%, increase in compensation.  The decrease in professional services was due primarily to legal costs related to the 2014 non-qualified benefit plan settlement and services related to mutual institution corporate governance, along with decreases in audit expense and supervisory examination expense, due primarily to improvements in the risk profile of the Bank.  The decrease in impairment losses and expenses on foreclosed assets was due primarily to a decline in the volume of foreclosures year to year.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes.  The Bank did not record a federal income tax provision during either of the nine month periods ended September 30, 2015 and 2014.  The federal income tax provision was affected by the full impairment valuation allowance recorded on the Bank’s net deferred tax assets in both the 2015 and 2014 periods.  Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both September 30, 2015 and 2014.  The Bank has a total valuation allowance on its net deferred tax assets of $4.2 million at September 30, 2015.  The deferred tax asset will only be recognized in future periods upon the Bank’s ability to realize and maintain profitable results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no issuer repurchases of securities during the period covered by this Report.
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BANCORP, INC.

Date: November 13, 2015	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: November 13, 2015	/s/ Russell N. Dahl
Russell N. Dahl
Chief Financial Officer