Form 10-K
period 2015-12-31
New Bancorp, Inc.
filed 2016-03-30
CIK 1644482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55530

NEW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-4314938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

45 North Whittaker Street, New Buffalo, Michigan	49117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (269) 469-2222

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐

NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2015. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 23, 2016, was approximately $7.7 million.

As of March 28, 2016, there were 696,600 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1.                 Business

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

●

significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	competition among depository and other financial institutions;

●	our success in increasing our residential real estate and commercial real estate lending, and selling certain of our residential real estate loans;

●	our ability to attract and maintain deposits and our success in introducing new financial products;

●	our ability to improve our asset quality even as we increase our commercial real estate lending;

●

changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	changes in consumer spending, borrowing and savings habits;

●	declines in the yield on our assets resulting from the current low interest rate environment;

●	risks related to a high concentration of loans secured by real estate located in our market area;

●

the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

●	changes in the level of government support of housing finance;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●

changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

●

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●

changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

●	the failure or security breaches of computer systems on which we depend;

●	the ability of key third-party service providers to perform their obligations to us;

●	changes in the financial condition or future prospects of issuers of securities that we own; and

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

BUSINESS OF NEW BANCORP, INC.

New Bancorp was incorporated in the State of Maryland in June 2015 for the purpose of becoming the stock holding company of New Buffalo Savings Bank (the “Bank”) in connection with the Bank’s mutual to stock conversion, which was consummated on October 19, 2015. New Bancorp owns all of the issued and outstanding stock of the Bank.

New Bancorp, as the holding company of the Bank, is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.

Our cash flow depends in large part on earnings from the investment of the net proceeds that we retained from the conversion and stock offering and dividends we receive from the Bank. The Bank is subject to regulatory limitations on the amount of dividends that it may pay. See “Regulation and Supervision – Federal Banking Regulation – Capital Distributions.”

New Bancorp neither owns nor leases any property, but instead pays a fee to New Buffalo Savings Bank for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of New Buffalo Savings Bank to serve as officers of New Bancorp. We use the support staff of New Buffalo Savings Bank from time to time and pay a fee to New Buffalo Savings Bank for the time devoted to New Bancorp by employees of New Buffalo Savings Bank; however, these persons are not be separately compensated by New Bancorp. New Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF NEW BUFFALO SAVINGS BANK

General

We conduct our business from our main office in New Buffalo, Michigan and our two additional full-service banking offices located in Three Oaks and Sawyer, Michigan, all of which are located in the western portion of Berrien County in southwestern Michigan and are part of an area popularly called “Harbor Country.” Additionally, we conduct business from our loan office in Merrillville, Indiana. New Buffalo is a popular resort town due to its location along the Lake Michigan shoreline and its proximity (approximately 70 miles) from downtown Chicago. Our primary market area includes the western portion of Berrien County, and, to a lesser extent, Cass County, Michigan, both of which are located in southwestern Michigan near the border of Indiana, and LaPorte, Porter and Lake Counties, in northwestern Indiana, which are serviced in large part by our loan office.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate and commercial real estate loans, and, to a much lesser extent, construction and land loans, commercial business loans and consumer loans. At December 31, 2015, $42.0 million, or 53.7% of our total loan portfolio, was comprised of one- to four-family residential real estate loans including home equity lines of credit, and at this date an additional $27.3 million, or 35.0% of our total loan portfolio, was comprised of commercial real estate loans. We offer a variety of deposit accounts, including interest-bearing and non interest-bearing demand accounts, savings and money market accounts and certificates of deposit. We utilize advances from the FHLB-Indianapolis for asset/liability management purposes. On occasion we also utilize funds from a line of credit with another bank. At December 31, 2015, we had $6.9 million in advances outstanding with the FHLB-Indianapolis.

For the year ended December 31, 2015 we had a net loss of $173,000, and for the year ended December 31, 2014, we experienced a net loss of $2.4 million. Our loss in 2014 was due in large part to a $963,000 expense related to the final, non-recurring payouts of benefits to three former officers under their non-qualified retirement agreements, and a $553,000 expense related to the Bank’s participation in a multiple employer defined benefit plan.

Our current business strategy includes increasing our asset size, diversifying our loan portfolio to increase our non-residential lending, including primarily commercial real estate lending and increasing our non-interest income, as ways to improve our profitability in future periods.

New Buffalo Savings Bank is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”).

Our executive and administrative office is located at 45 North Whittaker Street, New Buffalo, Michigan 49117, and our telephone number at this address is (269) 469-2222. Our website address is www.newbuffalosavings.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

Recent Losses from Operations / Restructuring of Management and Business Operations

Prior to January 2012, the Bank had less stringent underwriting processes and controls in extending credit. As a result of weak economic conditions and lending practices under prior management, which were not adequate to deal with such conditions, we experienced significant losses from operations, an elevated level of problem assets and a decline in capital ratios during the period from 2008 to 2014. During this period, we experienced aggregate losses of $8.5 million.

In order to address these issues, the Board made significant changes to the Bank’s management and operating processes. In January 2012, we hired Richard Sauerman to our executive staff, and in July 2012, Mr. Sauerman was promoted to President and Chief Executive Officer. In addition, in October 2012, we hired a loan collection officer; in December 2012, we hired Karen Gear as Vice President, Retail Business Development Officer (who was later promoted to Senior Vice President, Regional Branch Manager) and in March 2014 we hired Russell Dahl (who was promoted to Chief Financial Officer in July 2014). More recently, we hired two commercial loan officers, one of whom is focused on SBA lending. Although these hires will increase our salary and employee benefits expense, these hires are consistent with our business strategy of increasing our non-residential loan portfolio, to increase the net interest margin and our earnings.

Management’s initial task was to reduce the Bank’s non-performing assets. This effort has been largely successful as nonperforming assets decreased to $1.4 million or 1.48% of total assets at December 31, 2015. At the same time, new management began an effort to upgrade the Bank’s loan underwriting, credit administration and risk management processes. The twin purposes of these upgrades are to reduce the likelihood of future credit problems and to provide a platform for managed growth.

Finally, in order to set the stage for improved results of operations, management restructured the Bank’s retirement arrangements including paying out benefits to former officers under their nonqualified retirement agreements and committing to eliminate the Bank’s defined-benefit plan subsequent to the completion of the conversion.

Going forward, our business strategy includes becoming a profitable, well-managed community bank. We aim to achieve this through our growth strategy of increasing our commercial real estate, commercial business and home equity lending, especially by increasing our presence in northwestern Indiana through our existing loan office in Merrillville, Indiana and by expanding our mortgage loan emphasis in the Saugatuck area to our north and our commercial loan emphasis in the Detroit metropolitan area to our east. Additionally we will strive to continue to adhere to our conservative underwriting standards of recent years which, we believe have resulted in our improved credit quality. See “– Business Strategy.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●

Improving our asset quality by continuing to reduce loan delinquencies and classified loans and improving our risk profile through enhancements of our credit risk management systems and credit administration procedures.

●	Prudently and opportunistically growing our assets and liabilities by increasing our presence in the communities we serve in Michigan and expanding further our market area in northwestern Indiana.

●

Increasing our emphasis on commercial real estate lending in our existing market area and expanding our market area in northwestern Indiana, and continuing our emphasis on originating one- to four-family residential real estate loans.

●

Expanding our banking franchise as opportunities arise through de novo branching and/or branch acquisitions, although we do not have any understandings or arrangements to establish or acquire any new branch offices.

●	Continuing to generally sell our conforming, fixed-rate, one- to four-family residential real estate loans that we originate and retaining variable rate and certain fixed-rate loans.

●	Continuing to generate low-cost deposits within our market area.

●	Expanding our menu of deposit products and continuing to improve customer service to meet the demands of current customers and attract new customers in our market area.

●	Implementing a growth strategy to improve our profitability, without compromising our conservative underwriting policies.

Market Area

We conduct our business from our main office in New Buffalo, Michigan and our two additional full-service banking offices located in Three Oaks and Sawyer, Michigan, all of which are located in the western portion of Berrien County in southwestern Michigan and are part of an area popularly called “Harbor Country.” Additionally, we conduct business from our loan office in Merrillville, Indiana. New Buffalo is a popular resort town due to its location along the Lake Michigan shoreline and its proximity (approximately 70 miles) from downtown Chicago. Our primary market area includes the western portion of Berrien County, and, to a lesser extent, Cass County, Michigan, both of which are located in southwestern Michigan near the border of Indiana, and LaPorte, Porter and Lake Counties, in northwestern Indiana, which are serviced in large part by our loan office.

From 2010 through 2014, the population of Berrien County decreased 1.0%, while the population of Michigan increased 0.3% and the population of the United States increased 3.3% during the same time period.  From 2015 through 2020, the population of Berrien County is projected to decrease 1.2%, while the population of Michigan is projected to increase 0.2% and the population of the United States is projected to increase 3.9%.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2015, based on the most recent available FDIC data, our market share of deposits represented 3.7% of FDIC-insured deposits in Berrien County, ranking us 7th in market share of deposits. We do not have a significant market share of either deposits or residential lending in any other county in our market area.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans and commercial real estate loans and, to a much lesser extent, construction and land loans, commercial business loans and consumer loans. In recent years, we have generally sold our conforming, fixed-rate, one- to four-family residential real estate loans on a servicing-retained basis, while retaining adjustable-rate residential real estate loans, in order to manage the maturity and time to re-price our loan portfolio. We may, at times, retain within our loan portfolio fixed-rate one- to four-family residential real estate loans for asset-liability management purposes, and in 2014 we retained a portion of such loans, approximately $2.1 million of which were subsequently transferred to loans held for sale. In recent years, we have changed our strategy to focus on relationship-based banking, diversifying our loan portfolio and improving and managing our asset quality. Our business strategy does not emphasize the origination of construction and land loans and we expect that this portfolio will continue to decrease as a percentage of our total. Pursuant to our growth plan, we have recently hired two commercial loan officers and increased our loan portfolio at a managed pace, and continued to improve our customer service.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Residential (1)	$41,972	53.7%	$37,481	50.7%
Commercial	27,319	35.0%	26,633	36.0%
Construction and land	7,196	9.2%	7,854	10.6%
Commercial business	1,354	1.7%	1,625	2.2%
Consumer and other	321	0.4%	392	0.5%

Total loans	78,162	100.0%	73,985	100.0%

Less:
Net deferred loan fees, premiums and discounts	(2)		2
Undisbursed loans in process	(430)		(475)
Allowance for loan losses	(1,155)		(1,147)

Total loans receivable, net	$76,575		$72,365

(1)	Includes $4.2 million and $3.4 million of home equity loans at December 31, 2015 and 2014, respectively. See Note 4 to the financial statements beginning on page F-1.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2016. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One to four family residential	Commercial real estate	Construction and land	Commercial business	Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2016	$336	$2,490	$3,692	$228	$1	$6,747
2017	314	648	2,085	86	33	3,166
2018	584	4,049	601	514	37	5,785
2019 to 2020	1,310	6,850	338	450	194	9,142
2021 to 2025	3,107	7,608	-	-	56	10,771
2026 to 2030	5,205	5,172	-	-	-	10,377
2031 and beyond	31,116	502	480	76	-	32,174

Total	$41,972	$27,319	$7,196	$1,354	$321	$78,162

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due after December 31, 2016
	Fixed	Adjustable	Total
		(In thousands)

Real estate loans:
One to four family residential	$11,737	$29,899	$41,636
Commercial	16,765	8,064	24,829
Construction and land	2,656	848	3,504
Commercial business	815	311	1,126
Consumer	320	-	320
Total	$32,293	$39,122	$71,415

Loan Approval Procedures and Authority. Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all one-to four-family residential real estate loans that we originate, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors. Our practice is that for commercial real estate loans of $100,000 or less, such property valuations may be supported by either an outside independent appraisal or an evaluation conducted by a board-approved valuation company. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns. We will also evaluate a guarantor when a guarantee is provided as part of the loan.

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of New Buffalo Savings Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2015, our largest credit relationship consisted of two loans which totaled $2.2 million and were secured by a residential property and raw land. Our second largest relationship at this date consisted of one loan totaling $2.1 million and was secured by five storefront/warehouse properties in our market area. At December 31, 2015, these loans were performing in accordance with their repayment terms.

Our President and Chief Executive Officer has approval authority of up to $750,000 for residential and commercial real estate loans, and our Chief Credit Officer has authority for these types of loans for up to $250,000. Loans above the amounts authorized to these officers may be approved by these two officers by combining their approval authorities, and amounts that exceed this amount by our Loan Committee, which consists of our President and Chief Executive Officer, a commercial loan officer and at least two of our outside directors, which may approve loans up to our legal lending limit. Loans which exceed a loan officer’s authority may be approved by combining the officer’s loan authority with one additional officer’s loan authority. Amounts in excess of the combined authorities require approval of the Loan Committee. Loan Committee actions are reported at the next board meeting following approval.

Generally, we require title insurance on our one- to four-family residential real estate loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we require escrow for property taxes, insurance and flood insurance (where appropriate) on our conventional one- to four-family residential loans. For loans exceeding an 80% loan-to-value ratio, we require private mortgage insurance in amounts intended to reduce our exposure to 80% or less.

One- to Four-Family Residential Real Estate Lending. At December 31, 2015, $42.0 million, or 53.7%, of our total loans, was secured by one- to four-family residential real estate. Due to our market area being comprised, in part, of communities on the shoreline of Lake Michigan, a significant portion of our one- to four-family residential real estate loans are collateralized by vacation homes. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans, and at December 31, 2015, these types of loans were comprised of 28.5% fixed-rate loans, and 71.5% adjustable-rate loans.

We generally limit the loan-to-value ratios of our one- to four-family residential real estate loans to 80% of the purchase price or appraised value, whichever is lower. In addition, we may make one- to four-family residential mortgage loans with loan-to-value ratios between 80% and 95% of the purchase price or appraised value, whichever is less, where the borrower obtains private mortgage insurance.

Our fixed-rate, one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, typically with terms of 15, 20 or 30 years. We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2015 was generally $417,000 for single-family homes in our market area. We generally have sold our conforming fixed-rate, one- to four-family residential real estate loans that we have originated, and in recent years Freddie Mac has been the purchaser of the majority of these loans. In 2014 as an asset-liability management tool, we retained a portion of fixed-rate one- to four-family loans, approximately $2.1 million of which were transferred to loans held for sale, in 2015. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Virtually all of our one- to four-family residential real estate loans, including $4.1 million of home equity loans and lines of credit, are secured by properties located in our market area. On a limited basis we have made to our existing customers one- to four-family residential real estate loans out of our market area.

Our adjustable-rate, one- to four-family residential real estate loans generally have fixed rates of interest for initial terms of five and seven years, and adjust annually thereafter at a margin, which in recent years has been 2.75% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. In recent years our adjustable-rate loans have had a floor of the initial rate of the loan, and the maximum amount by which the interest rate may be increased is generally 2.00% per adjustment period and the lifetime interest rate cap is generally 5.00% over the initial interest rate of the loan. Our adjustable-rate loans carry terms to maturity of up to 30 years.

Although adjustable-rate one- to four-family residential real estate loans may reduce our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on many of our adjustable-rate loans do not adjust for up to ten years after origination. As a result, the effectiveness of adjustable-rate one- to four-family residential real estate loans in compensating for changes in market interest rates may be limited during periods of rapidly rising interest rates.

We offer home equity lines of credit with terms of up to 20 years which are interest only for up to 5 years and thereafter amortize. Other than these types of loans, we do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer one- to four-family residential real estate loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We generally do not offer “subprime loans” on one-to four- family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” (i.e., loans to borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

Commercial Real Estate Lending. In addition to one- to four-family residential real estate lending, we have historically also emphasized and continue to emphasize and hope to increase commercial real estate lending. At December 31, 2015, $27.3 million, or 35.0% of our total loan portfolio, was comprised of commercial real estate loans.

Our commercial real estate loans are either fixed- or adjustable-rate based generally on the 5, 7 or 10 year Treasury Index with initial terms that match the index used and amortization terms of not more than 20 years, with a balloon payment at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% of the lower of the purchase price or appraised value of the property securing the loan, regardless of whether or not the property is owner-occupied. Our commercial real estate loans are typically secured by retail, industrial, warehouse, service or other commercial properties.

Set forth below is information regarding our commercial real estate loans at December 31, 2015. Pursuant to our growth plan, including our intention to grow our commercial real estate lending, we expect to broaden the types of collateral securing our commercial real estate loans.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)

Bed and breakfast	3	$1,510
Food and beverage	5	1,076
Commercial rental	30	14,669
Full service restaurant	7	2,777
Hotel and motel	6	1,841
Residential rental	10	1,685
Amusement and recreation	1	679
Other miscellaneous	27	3,082
	89	$27,319

At December 31, 2015, the average loan balance of our outstanding commercial real estate loans was $314,000, and the largest of such loans was a $2.1 million loan secured by five storefront/warehouse properties in our market area. This loan was performing in accordance with its original repayment terms at December 31, 2015.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we first consider the financial resources of the borrower, then value of the property, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.25 times.

Commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. There may be additional risk on commercial rentals, where the borrower is not the occupant of the collateral property. If we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral. Further, our commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if any of our judgments regarding the collectability of our commercial real estate loans prove incorrect, the resulting charge-offs may be larger on a per loan basis than those incurred with respect to one- to four-family residential loans.

Construction and Land Lending. At December 31, 2015, we had $7.2 million, or 9.2% of our total loan portfolio, in construction and land loans. Of these, $1.3 million were loans for the construction of one to four family residences, $3.0 million were loans where raw land serves as collateral, $2.3 million were for residential building site loans and $0.6 million were for land development loans. At December 31, 2015, our largest construction and land loan was a $1.1 million loan secured by a residential home. This loan was performing in accordance with its original repayment terms at December 31, 2015.

In the future we expect to deemphasize all types of construction and land loans other than with respect to construction loans that become permanent loans to the end user.

Our residential construction loans generally have initial terms of 12 months (subject to extension), during which the borrower pays interest only. Upon completion of construction, these loans convert to conventional amortizing mortgage loans. We do not extend credit if construction has already commenced, except in unique circumstances and upon the approval of the President and Chief Executive Officer or the loan committee and if title insurance is obtained. Our residential construction loans have rates and terms comparable to residential real estate loans that we originate. The maximum loan-to-value ratio of our residential construction loans is generally 80% of the lesser of the appraised value of the completed property or the total cost of the construction project, which may be up to 100% of the cost to build if the land is owned by borrower free and clear, or the total cost of the construction project. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

Our commercial construction loans generally have terms consistent with the duration of the construction process, with a maximum of 18 months, during which the borrower pays interest only. The borrower must have a commitment for permanent financing at the conclusion of the construction loan, preferably with New Buffalo Savings Bank. Our commercial construction loans have rates and terms comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is generally 75% of the lesser of the appraised value of the completed property or the confirmed purchase price for the land plus the value of the improvements. Commercial construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans.

All construction loans require the borrower to engage a licensed contractor and for the contractor to provide a complete construction budget and timeline, plus a statement of planned sub-contractors and estimated payments to each. The borrower must obtain title insurance. Construction advances are approved through the title insurance company and require appropriate lien waivers from the contractor and sub-contractors. For each draw request, an inspection of the construction is required prior to disbursement of loan proceeds.

Raw land loans have terms of not more than two years. The maximum loan-to-value of these loans is 65% of the lesser of the appraised value or the purchase price of the property.

Construction and land lending generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction or land loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction and land loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Land loans pose additional risk because the property generally does not produce income and may be relatively illiquid.

Commercial Business Lending. At December 31, 2015, we had $1.4 million of commercial business loans, representing 1.7% of our total loan portfolio. Because we believe that increasing originations of commercial business loans is essential to our profitability, pursuant to our growth plan, we intend to increase this part of our loan portfolio.

We offer short-term commercial business loans which are lines of credit with terms of up to one year and long-term commercial business loans with terms of up to seven years. Commercial business loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets. We also offer revolving lines of credit to finance short-term working capital needs such as accounts payable and inventory. These lines of credit are in amounts proportionate to the borrower’s working capital position, are generally predicated on an advance formula based on the stated collateral, and typically require an annual full payoff. Our commercial lines of credit are generally priced on a floating rate basis utilizing an index rate such as the Wall Street Journal prime rate, and may be secured or, in very limited circumstances, unsecured. We generally obtain personal guarantees with respect to all commercial business loans and lines of credit.

We are a licensed Small Business Administration (SBA) lender and we have a limited number of SBA loans. We intend to try to increase this type of lending in future years.

We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial business loans that we originate have greater credit risk than residential real estate loans or, generally, consumer loans. In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

We believe that commercial business loans will provide growth opportunities for us, and we expect to increase this business line in the future in order to develop banking relationships with depositors and related mortgage lending customers. The additional capital we receive in connection with the stock offering will modestly increase our maximum lending limits and will allow us to increase the amounts of our loans to one borrower.

Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of equipment, inventory or accounts receivable. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value, and the cash flows of the borrower may fluctuate based on the success of the business.

Consumer Lending. At December 31, 2015, we had $321,000, or 0.4% of our loan portfolio, in consumer loans.

Our consumer loans have either a variable or fixed-rate of interest for a term of up to six years, depending on the type of collateral and the creditworthiness of the borrower. Our consumer loans are primarily secured by automobiles. Consumer loans are generally limited to 100% of the purchase price (excluding sales tax) with respect to new vehicles, and 100% of National Automobile Dealers Association (NADA) retail value or cost, whichever is less, with respect to used vehicles.

Loan Originations, Participations, Purchases and Sales.

We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers. All loans that we originate are underwritten pursuant to our policies and procedures.

We generally sell our conforming, fixed-rate, one- to four-family residential real estate loans that we originate on a servicing-retained basis. We originate a limited number of these loans for sale on a servicing-released basis based on the circumstances of the borrower and with specific loan approval. Otherwise we consider the market conditions and our asset and liability management and liquidity demands and interest rate risk analysis on an ongoing basis in making decisions as to whether to hold these loans for investment or to sell such loans considering profitability and risk management. For the years ended December 31, 2015 and 2014, we sold $11.4 million and $1.5 million of residential real estate loans, respectively. At December 31, 2015, we serviced $40.6 million of fixed-rate, residential real estate loans that we originated and sold.

Historically we have not purchased loans and did not purchase any loans during 2015 or 2014.

Servicing fees, net were $31,000 and $45,000, respectively, during the years ended December 31, 2015 and 2014, respectively. See “– Originations, Purchases and Sales of Loans.”

The following table shows our loan origination, purchases, sales and repayment activities for the years indicated.

	Years ended December 31,
	2015	2014
	(In thousands)

Total loans, including loans held for sale, at beginning of year	$74,566	$60,671

Loans originated:
Real estate loans:
One- to four-family residential	20,896	16,680
Commercial	7,021	8,721
Construction and land	1,777	3,805
Commercial business	584	1,053
Consumer	245	261
Total loans originated	30,523	30,520

Loans sold:
Real estate loans:
One- to four-family residential	(11,378)	(1,485)
Commercial	-	-
Construction and land	-	-
Commercial business	-	-
Consumer	-	-
Total loans sold	(11,378)	(1,485)

Other:
Principal repayments	(15,549)	(15,140)

Net loan activity	3,596	13,895
Total loans, including loans held for sale, at end of year	$78,162	$74,566

Delinquencies, Classified Assets and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required monthly payment on a residential real estate loan, after 30 days the delinquent loan is reported to the board of directors. After 60 days delinquent the loan is transferred to the appropriate collections or risk management personnel. Our policies provide that a late notice be sent when a loan is 15 days past due, and a second late notice be sent when a loan is 30 days past due. In addition, we may call the borrower when the loan is 15 days past due, and we attempt to cooperate with the borrower to determine the reason for nonpayment and to work with the borrower to establish a repayment schedule that will cure the delinquency. Once the loan is considered in default, generally at 60 days past due, a certified letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 90 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.

When we foreclose on real estate located in Michigan and have acquired the sheriff’s deed on the property through the foreclosure process, the loan is classified as “in redemption” pursuant to Michigan law for a period of up to one year during which time the borrower is able to redeem the subject property. As a result, during this period, the borrower is permitted to occupy the property, and we are not permitted to dispose of the property, although we classify the property as real estate owned. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal which is obtained as soon as practicable. Subsequent decreases in the value of the property are charged to operations. After acquisition, and potentially during the redemption period, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We generally attempt to sell real estate owned as soon as possible after foreclosure. Foreclosure laws vary depending on the state in which the property is located, so our foreclosure process may vary as a result. For example, there is no redemption period in Indiana, so we become the owner of foreclosed property upon acquisition of the sheriff’s deed. The majority of our mortgage loans are secured by property located in Michigan.

Delinquent commercial real estate, construction and land, commercial business, and consumer loans are handled in a similar fashion. Our procedures for repossession and sale of consumer collateral are subject to various requirements under applicable laws, including consumer protection laws. In addition, we may determine that foreclosure and sale of such collateral would not be cost-effective for us.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.

At December 31, 2015, we had 21 loans totaling $2.9 million that were classified as troubled debt restructuring. Of these, four loans totaling $261,000 were included in our non-accrual loans at such date because they were either not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Totals
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2015	(Dollars in thousands)
Real estate
Residential	7	$555	5	$598	12	$1,153
Commercial	1	7	-	-	1	7
Construction and land	-	-	1	166	1	166
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	8	$562	6	$764	14	$1,326

At December 31, 2014
Real estate
Residential	4	$407	3	$565	7	$972
Commercial	-	-	-	-	-	-
Construction and land	-	-	1	166	1	166
Commercial business	-	-	-	-	-	-
Consumer	2	22	-	-	2	22
					-
Total	6	$429	4	$731	10	$1,160

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “watch” with respect to residential loans and “special mention” with respect to all other loans. At December 31, 2015, we had $1.3 million of loans designated as “special mention/watch.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “special mention/watch,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at both December 31, 2015 and 2014 include approximately $1.2 million of nonperforming loans. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $20,000 and $26,000 at December 31, 2015 and 2014, respectively.

	At December 31,
	2015	2014
	(In thousands)
Classified assets:
Substandard loans (1)	$2,222	$2,438
Doubtful loans	-	731
Loss loans	-	-
Real estate owned and other repossessed assets	245	248
Total classified assets	$2,467	$3,417

(1)          Includes non-accruing loans that are more than 90 days past due.

Non-Performing Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Troubled debt restructurings are loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans, with modifications to loan terms including a lower interest rate, a reduction in principal, or a longer term to maturity. Troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for six months and the ultimate collectability of the total contractual principal and interest is deemed probable.

The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated. The information reflects net charge-offs but not specific allowances for loan losses. Troubled debt restructurings are loans where the borrower is experiencing financial difficulty and for which either a portion of interest or principal has been forgiven or an extension of term granted, or the terms of which have been modified to reflect interest rates materially less than current market rates.

	At December 31,
	2015	2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$987	$1,033
Commercial	7	11
Construction and land	166	166
Commercial business	-	-
Consumer	-	-
Total	1,160	1,210

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	-	-
Commercial	-	-
Construction and land	-	-
Commercial business	-	-
Consumer	-	-
Total	-	-

Total nonperforming loans	1,160	1,210

Real estate owned	245	248
Other nonperforming assets	-	-

Total nonperforming assets	$1,405	$1,458

Troubled debt restructurings
Real estate loans:
One- to four-family residential	$1,042	$1,601
Commercial	314	203
Construction and land	1,585	1,690
Commercial business	-	-
Consumer	-	-
Total (1)	$2,941	$3,494

Ratios:
Total non-performing loans to total loans	1.48%	1.65%
Total non-performing loans to total assets	1.22%	1.33%
Total non-performing assets to total assets	1.48%	1.61%
Total non-performing loans and TDRs to total loans	5.36%	5.79%
Total non-performing loans and TDRs to total assets	4.40%	4.69%
Total non-performing assets and TDRs to total assets	4.66%	4.96%

      ________________

(1)	Includes non-accrual loans.

For the year ended December 31, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $19,000. Interest income recognized on such loans for the year ended December 31, 2015 was $0.

Other Loans of Concern. At December 31, 2015, there were $1.2 million of other loans that are not already disclosed in the non-performing assets and troubled debt restructurings table on page 20 where there is information about possible credit problems of borrowers that caused management to have doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal if it is less than 18 months old, adjusted for current economic conditions and other factors, or a new independent appraisal, and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended
	December 31,
	2015	2014
	(Dollars in thousands)

Balance at beginning of year	$1,147	$1,273

Charge-offs:
Real estate loans:
One- to four-family residential	-	(26)
Commercial	-	-
Construction and land	-	-
Commercial business	-	-
Consumer	-	-
Total charge-offs	-	(26)

Recoveries:
Real estate loans:
One- to four-family residential	8	-
Commercial	-	-
Construction and land	-	-
Commercial business	-	-
Consumer	-	-
Total recoveries	8	-

Net (charge-offs) recoveries	8	(26)

Provision (credit) for loan losses	-	(100)

Balance at end of year	$1,155	$1,147

Ratios:
Net chargeoffs (recoveries) to average loans outstanding	(0.01% )	0.04%
Allowance for loan losses to non-performing loans at end of year	99.57%	94.79%
Allowance for loan losses to total loans at end of year	1.48%	1.56%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$648	56.1%	53.7%	$575	50.1%	50.7%
Commercial	383	33.2%	35.0%	418	36.5%	36.0%
Construction and land	102	8.8%	9.2%	126	11.0%	10.6%
Commercial business	19	1.6%	1.7%	23	2.0%	2.2%
Consumer	3	0.3%	0.4%	5	0.4%	0.5%
Total allocated allowance	1,155	100.0%	100.0%	1,147	100.0%	100.0%
Unallocated allowance	-	-	-	-	-	-
Total allowance for loan losses	$1,155	100.0%	100.0%	$1,147	100.0%	100.0%

At December 31, 2015, our allowance for loan losses represented 1.48% of total loans and 99.6% of non-performing loans. There were $8,000 in net loan recoveries during the year ended December 31, 2015.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may require that we increase our allowance based on its judgments of information available to it at the time of its examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. Our investment policy is established by the board of directors. The objectives of the policy are to: (i) ensure adequate liquidity for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high quality diversified investments to minimize risk.

Our investment committee, consisting of our President and Chief Executive Officer, our Chief Financial Officer and a board member, is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio. Historically we have invested in interest-earning certificates of deposit and bank owned life insurance, while investment in securities has not been part of our core investment strategy. Subject to ongoing asset/liability management, we do not expect to emphasize long-term investments in securities in the future.

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Our decision to classify certain of our securities as available-for-sale is based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2015 and 2014, other than stock in the FHLB-Indianapolis, we held no investment securities in our portfolio.

Federal Home Loan Bank Stock. We hold common stock of the FHLB-Indianapolis in connection with our borrowing activities totaling $468,000 at December 31, 2015. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We also use borrowings, primarily FHLB-Indianapolis advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds.

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer non-interest-bearing and interest-bearing demand accounts, savings accounts, money market accounts and certificates of deposit. Pursuant to our growth plan, we are seeking to increase our core retail customer deposits and commercial deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our office. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2015, $32.9 million, or 45.5% of our total deposit accounts, were certificates of deposit, of which $10.8 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$6,581	9.0%	0.0%	$4,809	6.8%	0.0%
Interest bearing demand	15,512	21.2	0.08	16,221	22.9	0.07
Savings	7,498	10.3	0.04	7,758	10.9	0.04
Money market	12,192	16.7	0.14	13,446	19.0	0.14
Certificates of deposit	31,286	42.8	1.81	28,651	40.4	1.82

	$73,069	100.0%	0.82%	$70,885	100.0%	0.78%

As of December 31, 2015, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $21.6 million. The following table sets forth the maturity of those certificates as of December 31, 2015.

At
December 31, 2015
(In thousands)

Three months or less	$1,093
Over three months through six months	2,230
Over six months through one year	2,283
Over one year to three years	8,845
Over three years	7,171

Total	$21,622

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

			At December 31,
			2015	2014
			(In thousands)
INTEREST RATE:

Less than 1.00%			$13,321	$13,614
1.00%	-	1.99%	6,759	2,362
2.00%	-	2.99%	6,042	2,029
3.00%	-	3.99%	2,906	3,525
4.00%	-	4.99%	3,585	3,872
5.00%	-	5.99%	300	1,235

Total			$32,913	$26,637

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2015.

			At December 31, 2015
			Period to Maturity
			Less than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
			(Dollars in thousands)

INTEREST RATE:

Less than or equal to 1.00%			$8,087	$5,010	$73	$151	$13,321	40.5%
1.00%	-	1.99%	271	83	2,334	4,071	6,759	20.5%
2.00%	-	2.99%	181	139	1,113	4,609	6,042	18.4%
3.00%	-	3.99%	226	1,202	877	601	2,906	8.8%
4.00%	-	4.99%	1,829	1,109	397	250	3,585	10.9%
5.00%	-	5.99%	200	100	-	-	300	0.9%

Total			$10,794	$7,643	$4,794	$9,682	$32,913	100.00%

Borrowings. We may obtain advances from the FHLB-Indianapolis upon the security of our capital stock in the FHLB-Indianapolis and certain of our mortgage loans, We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At December 31, 2015, we had $6.9 million in outstanding advances from the FHLB-Indianapolis. At December 31, 2015, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $9.9 million.

The following table sets forth information concerning balances and interest rates on our FHLB-Indianapolis advances and Federal Funds Purchased at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2015	2014
	(Dollars in thousands)

Balance at end of year	$6,927	$9,427
Average balance during year	$7,245	$1,286
Maximum outstanding at any month end	$9,427	$9,427
Weighted average interest rate at end of year	1.88%	1.58%
Average interest rate during year	1.86%	2.93%

SUPERVISION AND REGULATION

General

As a federal savings bank, New Buffalo Savings Bank is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. The federal system of regulation and supervision establishes a comprehensive framework of activities in which New Buffalo Savings Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. New Buffalo Savings Bank also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. New Buffalo Savings Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. New Buffalo Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. The OCC examines New Buffalo Savings Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. New Buffalo Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of New Buffalo Savings Bank’s loan documents and certain consumer protection matters.

As a savings and loan holding company, New Bancorp is subject to examination and supervision by, and be required to file certain reports with, the Federal Reserve Board. New Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to New Buffalo Savings Bank and New Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on New Buffalo Savings Bank and New Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on New Bancorp, New Buffalo Savings Bank and their operations.

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as New Buffalo Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for New Buffalo Savings Bank and New Bancorp.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, New Buffalo Savings Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. New Buffalo Savings Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for New Buffalo Savings Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require savings associations to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to average assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the risk-based capital standards for savings associations require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

At December 31, 2015, New Buffalo Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, New Buffalo Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, New Buffalo Savings Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, New Buffalo Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, New Buffalo Savings Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended.

A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At December 31, 2015, New Buffalo Savings Bank maintained 71% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. New Buffalo Savings Bank has satisfied the QTL test in each of the last 12 months.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application for approval of a capital distribution if:

●

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as New Buffalo Savings Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the federal savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, New Buffalo Savings Bank’s ability to pay dividends will be limited if New Buffalo Savings Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of New Bancorp to pay dividends to its stockholders. See “– New Capital Rule.”

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. New Buffalo Savings Bank received an “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as New Buffalo Savings Bank. New Bancorp is an affiliate of New Buffalo Savings Bank because of its control of New Buffalo Savings Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.

New Buffalo Savings Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●

not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of New Buffalo Savings Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by New Buffalo Savings Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to insured institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The OCC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the OCC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2015, New Buffalo Savings Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as New Buffalo Savings Bank. Deposit accounts in New Buffalo Savings Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The proposed rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2015, the annualized FICO assessment was equal to 0.64 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of New Buffalo Savings Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. New Buffalo Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, New Buffalo Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, New Buffalo Savings Bank was in compliance with this requirement. While New Buffalo Savings Bank’s ability to borrow from the Federal Home Loan Bank of Indianapolis provides an additional source of liquidity, New Buffalo Savings Bank has historically not used advances from the Federal Home Loan Bank to fund its operations.

Other Regulations

Interest and other charges collected or contracted for by New Buffalo Savings Bank are subject to state usury laws and federal laws concerning interest rates. New Buffalo Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. New Buffalo Savings Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of New Buffalo Savings Bank also are subject to the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●

The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. New Bancorp is a savings and loan holding company within the meaning of HOLA. As such, New Bancorp is registered with the Federal Reserve Board and be subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over New Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of New Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including New Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

●	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

●	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, New Bancorp will be subject to regulatory capital requirements that generally are the same as the new capital requirements for New Buffalo Savings Bank. These new capital requirements include provisions that might limit the ability of New Bancorp to pay dividends to its stockholders or repurchase its shares. See “– Federal Banking Regulation – New Capital Rule

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings associations by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of New Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

New Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. New Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock to be issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” New Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, New Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. New Bancorp has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the year ending December 31, 2016 under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

TAXATION

Federal Taxation

General. New Bancorp and New Buffalo Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to New Bancorp and New Buffalo Savings Bank.

Method of Accounting. For federal income tax purposes, New Buffalo Savings Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2015, New Buffalo Savings Bank had $23,000 of minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, New Buffalo Savings Bank had $11.3 million of federal net operating loss carryforwards and $1.0 of Indiana state net operating loss carryforwards available for future use.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2015, New Buffalo Savings Bank had no capital loss carryover.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from New Buffalo Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. New Buffalo Savings Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Companies headquartered in Michigan, such as New Bancorp, are subject to a Michigan capital tax which is an assessment of 0.235% of a company’s consolidated net capital, based on a rolling five-year average. Due to New Buffalo Savings Bank’s activity in Indiana, the Bank is also subject to the Indiana Financial Institution Tax at a 2015 tax rate of 7.5% of apportioned adjusted income. Other applicable state taxes include generally applicable sales, use and real property taxes. As a Maryland business corporation, New Bancorp is required to file annual franchise tax return with the State of Maryland.

Personnel

As of December 31, 2015, we had 26 full-time employees and no part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.newbuffalosavings.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.                Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like New Bancorp, Inc.

ITEM 1B.                Unresolved Staff Comments

None.

ITEM 2.                   Properties

At December 31, 2015, the net book value of our properties was $1.8 million. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

The following table sets forth information regarding our office properties as of December 31, 2015.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office: (including land)

45 North Whittaker Street New Buffalo, Michigan 49117	Owned	1951	$794

Full Service Branches: (including land)

Three Oaks Branch 6701 West US 12 Three Oaks, Michigan 49128	Owned	1996	192

Sawyer Branch 8485 Sawyer Road Sawyer, Michigan 49125	Owned	2006	769

Loan Production Office

Hobart Loan Production Office 8000 Utah Merrillville, Indiana 46410	Leased	2013	—

ITEM 3.                   Legal Proceedings

At December 31, 2015, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.                   Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)     Market, Holder and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “NWBB.” The approximate number of holders of record of New Bancorp, Inc.’s common stock as of December 31, 2015 was 73. Certain shares of New Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Shares of New Bancorp, Inc. common stock did not begin trading until October 20, 2015.

New Bancorp, Inc. does not currently pay cash dividends on its common stock. Dividend payments by New Bancorp, Inc. are dependent on dividends it receives from New Buffalo Savings Bank, because New Bancorp, Inc. has no source of income other than dividends from New Buffalo Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by New Bancorp, Inc. and interest payments with respect to New Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

(b)     Sales of Unregistered Securities. Not applicable.

(c)     Use of Proceeds. On June 9, 2015, New Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the conversion of New Buffalo Savings Bank and the related offering of common stock by New Bancorp, Inc. The Registration Statement (File No. 333-204842) was declared effective by the Securities and Exchange Commission on August 12, 2015. New Bancorp registered 1,031,550 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $10.3 million. The stock offering commenced on August 20, 2015 and closed on October 19, 2015. In the offering, the Company sold 696,600 shares of its common stock, including 55,728 shares purchased by the Bank’s employee stock ownership plan, at a price of $10.00 per share, for gross offering proceeds of $6,966,000.

New Bancorp contributed $3,400,000 of the net proceeds of the offering to New Buffalo Savings Bank. In addition, $557,000 of the net proceeds were used to fund the loan to the employee stock ownership plan and $1,800,000 of the net proceeds were retained by New Bancorp, Inc.

(d)     Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e)     Stock Repurchases. Not applicable.

(f)     Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.                   Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited financial statements, which appear beginning on page F-1 of this Annual Report. You should read the information in this section in conjunction with the business and financial information regarding New Bancorp, Inc. and New Buffalo Savings Bank provided in this Annual Report.

Overview

We conduct our business from our main office in New Buffalo, Michigan and our two additional full-service banking offices located in Three Oaks and Sawyer, Michigan, all of which are located in the western portion of Berrien County in southwestern Michigan and are part of an area popularly called “Harbor Country.” Additionally, we conduct business from our loan office in Merrillville, Indiana. New Buffalo is a popular resort town due to its location along the Lake Michigan shoreline and its proximity (approximately 70 miles) from downtown Chicago. Our primary market area includes the areas surrounding our three branches, which are all located along the western portion of Berrien County, and, to a lesser extent, Cass County, Michigan, both of which are located in southwestern Michigan near the border of Indiana, and LaPorte, Porter and Lake Counties, in northwestern Indiana, which are serviced in large part by our loan office.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate and commercial real estate loans, and, to a much lesser extent, construction and land loans, commercial business loans and consumer loans. At December 31, 2015, $42.0 million, or 53.7% of our total loan portfolio, was comprised of one- to four-family residential real estate loans including home equity lines of credit, and at this date an additional $27.3 million, or 35.0% of our total loan portfolio, was comprised of commercial real estate loans. We offer a variety of deposit accounts, including interest-bearing and non interest-bearing demand accounts, savings and money market accounts and certificates of deposit. We utilize advances from the FHLB-Indianapolis for asset/liability management purposes. On occasion we also utilize funds from a line of credit with another bank. At December 31, 2015, we had $6.9 million in advances outstanding with the FHLB-Indianapolis.

For the year ended December 31, 2015 we had a net loss of $173,000 and for year ended December 31, 2014 we experienced a net loss of $2.4 million. Our loss in 2014 was due in large part to a $963,000 expense related to the final, non-recurring payouts of benefits to three former officers under their non-qualified retirement agreements, and a $553,000 expense related to the Bank’s participation in a multiple employer defined benefit plan.

Our current business strategy includes increasing our asset size, diversifying our loan portfolio to increase our non-residential lending, including primarily commercial real estate lending and increasing our non-interest income, as ways to improve our profitability in future periods.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●

Improving our asset quality by continuing to reduce loan delinquencies and classified loans and improving our risk profile through enhancements of our credit risk management systems and credit administration procedures.

●	Prudently and opportunistically growing our assets and liabilities by increasing our presence in the communities we serve in Michigan and expanding further our market area in northwest Indiana.

●

Increasing our emphasis on commercial real estate lending in our existing market area and expanding our market area in northwestern Indiana, and continuing our emphasis on originating one- to four-family residential real estate loans.

●

Expanding our banking franchise as opportunities arise through de novo branching and/or branch acquisitions, although we do not have any understandings or arrangements to establish or acquire any new branch offices.

●	Continuing to generally sell our conforming, fixed-rate, one- to four-family residential real estate loans that we originate and retaining variable rate and certain fixed-rate loans.

●	Continuing to generate low-cost deposits within our market area.

●	Expanding our menu of deposit product and continuing to improve customer service to meet the demands of current customers and attract new customers in our market area.

●	Implementing a growth strategy to improve our profitability, without compromising our conservative underwriting policies.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific percentage allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. At December 31, 2015, our deferred tax asset was reduced by a $4.3 million valuation allowance, which represented full impairment of our net deferred tax assets, which we deemed more likely than not will not be realized. We did not recognize any net deferred tax assets in our financial statements at December 31, 2015 or at December 31, 2014.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 14 of the Financial Statements “– Disclosures About Fair Value of Assets and Liabilities.”

Comparison of Financial Condition at December 31, 2015 and 2014

Total Assets. Total assets were $95.0 million at December 31, 2015, an increase of $4.3 million, or 4.8%, compared to the $90.7 million total at December 31, 2014. The increase was primarily due to an increase in loans of $3.6 million and an increase in cash and cash equivalents of $829,000.

Loans and Loans Held for Sale. Net loans increased $3.6 million, or 5.0%, to $76.6 million at December 31, 2015 from $72.4 million at December 31, 2014. During the year ended December 31, 2015, we originated $30.5 million of loans, consisting primarily of $20.9 million of residential real estate loans, $7.0 million of commercial loans and $1.8 million of construction and land loans. During the year ended December 31, 2015, residential real estate loans increased $4.5 million, or 12.0%, to $42.0 million at December 31, 2015, from $37.5 million at December 31, 2014; commercial real estate loans increased $686,000, or 2.6%, to $27.3 million at December 31, 2015. The Company had no loans held for sale at December 31, 2015, compared to $581,000 of loans held for sale at December 31, 2014. Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing commercial and residential loans. Such growth has been achieved amid strong competition for commercial real estate and residential mortgage loans in our market area in the current low interest rate environment.

The Bank also engages in a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. The Bank primarily sells loans on a servicing retained basis, in transactions with the Federal Home Loan Bank of Indianapolis, through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (FHLMC). The Bank sold $11.4 million of loans in 2015, including $2.1 million of loans that were transferred from the loan portfolio to loans held for sale during the year, and $1.5 million of loans in 2014. Management intends to continue loan sales activity in future periods.

Foreclosed Real Estate. Foreclosed real estate amounted to $245,000 at December 31, 2015 and $248,000 at December 31, 2014. During the year ended December 31, 2015, we sold $230,000 of foreclosed properties, and added $338,000 of properties through foreclosure. At December 31, 2015, our foreclosed real estate included one parcel of one- to four-family residential real estate.

Deposits. Deposits increased by $4.4 million, or 6.5%, to $72.3 million at December 31, 2015 from $67.9 million at December 31, 2014. Our core deposits decreased $1.9 million, or 4.6%, to $39.4 million at December 31, 2015 from $41.2 million at December 31, 2014. Certificates of deposit increased $6.3 million, or 23.6%, to $32.9 million at December 31, 2015 from $26.6 million at December 31, 2014. While the Bank is continually seeking growth in deposits, especially core deposits, during the first quarter of 2015, management elected to add certain listing service certificates of deposit totaling $4.5 million with maturities ranging from two to five years and an average cost of 1.40%. Additionally, during the fourth quarter, management added $1.0 million of brokered certificates of deposits with maturities ranging from 7 to 16 months and an average cost of 0.68%. Management intends to focus its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings. Borrowings totaled $6.9 million at December 31, 2015 compared to $9.4 million at December 31, 2014. At December 31, 2015, borrowings were comprised solely of Federal Home Loan Bank advances, while at December 31, 2014, borrowings were comprised of $6.9 million of Federal Home Loan Bank advances and $2.5 million of federal funds purchased from another bank. Management elected to utilize borrowings to take advantage of the low-cost source of funding and to better match the terms of new loans with advances during the low interest rate environment. The aggregate cost of these advances was 1.58% at December 31, 2015, compared to the Bank’s cost of deposits of 0.90% at that date.

Shareholders’ Equity. Shareholders’ equity increased $5.1 million, or 50.6%, to $15.1 million at December 31, 2015 from $10.0 million at December 31, 2014. The increase resulted primarily from the $5.2 million net proceeds from the issuance of common stock, which was partially offset by the net loss of $173,000 during the year ended December 31, 2015.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

General. The Company reported a net loss for the year ended December 31, 2015 of $173,000, compared to a net loss of $2.4 million for the year ended December 31, 2014, a decrease in net losses of $2.3 million, or 92.9%. The decrease in net loss was primarily due to a $159,000 increase in net interest income, a $421,000 increase in noninterest income and a $1.8 million decrease in noninterest expenses, which were partially offset by a $100,000 increase in the provision for loan losses.

Interest Income. Interest income increased $299,000, or 10.2%, to $3.2 million for the year ended December 31, 2015 from $2.9 million for the year ended December 31, 2014. This increase was primarily attributable to a $323,000 increase in interest on loans receivable, which was partially offset by a $24,000 decrease in interest on investment securities and other interest-bearing deposits. The average balance of loans during 2015 increased by $11.7 million, or 18.9%, from the balance for 2014, while the average yield on loans decreased by 30 basis points to 4.34% for 2015 from 4.64% for 2014. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of other interest-bearing deposits, including certificates of deposit in other banks, decreased $10.3 million to $5.1 million for the year ended December 31, 2015 from $15.4 million for the year ended December 31, 2014, while the average yield increased by 36 basis points to 0.75% for the year ended December 31, 2015 from 0.39% for the year ended December 31, 2014.

Interest Expense. Total interest expense increased $140,000, or 23.6%, to $733,000 for the year ended December 31, 2015 from $593,000 for the year ended December 31, 2014. Interest expense on deposit accounts increased $42,000, or 7.6%, to $598,000 for the year ended December 31, 2015 from $556,000 for the year ended December 31, 2014. The increase was primarily due to an increase of $412,000, or 0.6%, in the average balance of deposits, to $66.5 million for the year ended December 31, 2015 from $66.1 million for the year ended December 31, 2014, and an increase of six basis points in the average cost of interest-bearing deposits to 0.90% for the year ended December 31, 2015 from 0.84% for the year ended December 31, 2014. Interest expense on borrowings increased $98,000 to $135,000 for the year ended December 31, 2015, from $37,000 for the year ended December 31, 2014. The average balance of advances increased $6.0 million to $7.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, while the average cost of these advances decreased by 107 basis points to 1.86% from 2.93%. As noted above, management elected to increase outstanding advances as a source of lower-cost funding.

Net Interest Income. Net interest income increased $159,000, or 6.8%, to $2.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase reflected an increase in the interest rate spread to 3.12% for the year ended December 31, 2015 from 2.89% for the year ended December 31, 2014, while the average net interest earning assets decreased $5.6 million year to year. Our net interest margin increased to 3.18% for the year ended December 31, 2015 from 3.00% for the year ended December 31, 2014. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses in the year ended December 31, 2015, compared to a credit provision for loan losses of $100,000 for the year ended December 31, 2014. The allowance for loan losses was $1.2 million, or 1.48% of total loans, at December 31, 2015, compared to $1.1 million, or 1.56% of total loans, at December 31, 2014. The determination to record no provision for loan losses in 2015 was due primarily to lower balances of nonperforming loans and net charge-offs in 2015. Total nonperforming loans were $1.2 million at December 31, 2015, compared to $1.2 million at December 31, 2014. Classified loans decreased to $2.2 million at December 31, 2015, compared to $3.2 million at December 31, 2014, and total loans past due greater than 30 days were $1.4 million and $1.2 million at those respective dates. Net recoveries totaled $8,000 for the year ended December 31, 2015, compared to the $26,000 of net charge-offs for the year ended December 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 99.6% at December 31, 2015 compared to 94.8% at December 31, 2014. During the year ended December 31, 2012, the Bank’s new management team initiated a strategy focused on resolution of problem loans and to reduce the Bank’s volume of nonperforming loans. These efforts continued during the year ended December 31, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2015 and 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $421,000, or 93.6%, to $871,000 for the year ended December 31, 2015 from $450,000 for the year ended December 31, 2014. The increase was primarily due to a $327,000 increase in gains on sales of loans and an $83,000 decrease in losses on sales of foreclosed assets. The Bank recognized a $27,000 loss on sales of foreclosed real estate in 2015 compared to a $110,000 loss on such sales in 2014. Gains on sales of loans amounted to $374,000 in 2015, an increase of $327,000 compared to $47,000 in 2014, due primarily to a $10.1 million increase in sales volume year-to-year.

Non-Interest Expense. Non-interest expense decreased $1.8 million, or 33.5%, to $3.5 million for the year ended December 31, 2015 compared to $5.3 million for the year ended December 31, 2014. The decrease was due primarily to a $1.3 million, or 41.6%, decrease in salaries and employee benefits, a $317,000, or 61.9%, decrease in professional services and a $135,000, or 48.7%, decrease in impairment losses and expenses on foreclosed real estate. The decrease in salaries and employee benefits was due primarily to 2014 expenses related to a non-qualified retirement plan for certain former executives of the Bank, including a negotiated settlement with one of the beneficiaries of this plan, and the Bank’s multi-employer defined benefit plan, as the Bank elected to contribute an amount into the plan to bring the funded status of the plan up to 85%. The decrease in professional services was due primarily to 2014 legal costs related to the non-qualified benefit plan settlement and issues related to mutual corporate governance. The decrease in impairment losses on foreclosed assets was due primarily to a decline in the volume of foreclosures year to year.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Additionally, our salaries and employee benefits expense will increase significantly in 2016 due to the hiring of two new commercial loan officers, one of whom is focused on SBA lending, as well as additional professional fees incurred in connection with this hiring.

Federal Income Taxes. The Company did not record a federal income tax benefit in either of the years ended December 31, 2015 and 2014. The federal income tax benefit was reduced by the full impairment valuation allowance recorded on the Bank’s deferred tax assets in both 2015 and 2014. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both December 31, 2015 and 2014. The Bank has a total valuation allowance on its deferred tax assets of $4.3 million at December 31, 2015. The deferred tax asset will only be recognized in future periods upon the Bank’s ability to realize and maintain profitable results of operations.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

	For the year ended December 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$73,561	$3,192	4.34%	$61,855	$2,869	4.64%
Investment securities	-	-	-	575	8	1.39%
Other interest-earning assets	5,068	38	0.75%	15,412	54	0.35%
Total interest-earning assets	78,629	3,230	4.11%	77,842	2,931	3.77%
Non-interest-earning assets	14,483			12,117
Allowance for loan losses	(1,152)			(1,237)
Total assets	$91,960			$88,722

Interest-bearing liabilities:
Interest-bearing demand	$15,512	12	0.08%	$16,221	12	0.07%
Money market accounts	12,192	17	0.14%	13,446	19	0.14%
Savings accounts	7,498	3	0.04%	7,758	3	0.04%
Certificates of deposit	31,286	566	1.81%	28,651	522	1.82%
Total deposits	66,488	598	0.90%	66,076	556	0.84%
Borrowings	7,245	135	1.86%	1,264	37	2.93%
Total interest-bearing liabilities	73,733	733	0.99%	67,340	593	0.88%
Non-interest-bearing liabilities	7,779			9,556
Total liabilities	81,512			76,896
Equity	10,448			11,826
Total liabilities and equity	$91,960			$88,722

Net interest income		$2,497			$2,338
Net interest rate spread			3.12%			2.89%
Net interest-earning assets	$4,896			$10,502
Net interest margin			3.18%			3.00%
Average interest-earning assets to interest-bearing liabilities	106.64%			115.60%

_________________________

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to volume and the changes due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

	Years Ended December 31,
	2015 vs. 2014
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$517	$(194)	$323
Investment securities	(8)	-	(8)
Other interest-earning assets	(51)	35	(16)
Total interest-earning assets	458	(159)	299

Interest-bearing liabilities:
Interest-bearing demand	(1)	1	-
Money market accounts	(2)	-	(2)
Savings accounts	-	-	-
Certificates of deposit	48	(4)	44
Total deposits	45	(3)	42
Borrowings	116	(18)	98
Total interest-bearing liabilities	161	(21)	140

Change in net interest income	$297	$(138)	$159

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset-Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

●

originating commercial real estate loans, which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;

●

generally selling our conforming fixed-rate one- to four-family residential real estate loans that we originate and retaining certain fixed-rate loans and the majority of the adjustable-rate residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;

●

lengthening the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the FHLB-Indianapolis; and

●	increasing non-interest income as a percentage of total income to decrease our reliance on net interest margin and interest rate spread.

Our board of directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team and other essential operational staff. This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. In addition, we regularly perform a “gap analysis” of the discrepancy between the repricing of our assets and liabilities. We also engage a third party asset/liability advisor, who meets with our Asset/Liability Committee on a quarterly basis and with our board of directors at least annually.

Net Portfolio Value. The Office of the Comptroller of Currency requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Previously, the Office of Thrift Supervision provided all institutions that filed a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. Institutions are now required to develop their own rate sensitivity analysis report, or contract with a third-party vendor which specializes in the analysis of interest rate risk analysis. The model utilized by New Buffalo Savings Bank is a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases or decreases of 100 to 300 basis points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change In Rates” column below.

The table below sets forth, as of December 31, 2015, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points)	Estimated	Estimated Increase (Decrease) in NPV		NPV	Increase (Decrease)
(1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)

+300	$14,079	$(189)	(1.32)%	15.45%	52
+200	14,176	(92)	(0.64)%	15.31%	38
+100	14,244	(24)	(0.16)%	15.14%	21
—	14,268	—	—	14.93%	—
-100	14,317	49	0.34%	14.79%	(14)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2015, in the event of a 200 basis point increase in interest rates, we would experience a 0.64% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.34% increase in net portfolio value.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from sale of loans and advances from the FHLB-Indianapolis. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $2.2 million for the year ended December 31, 2015. Net cash used in investing activities, which consists primarily of net change in loans receivable and proceeds from sale of foreclosed assets was $4.1 million for the year ended December 31, 2015. Net cash provided by financing activities, which is comprised of net change in deposits, net changes in borrowings and net changes in shareholders’ equity, was $7.1 million for the year ended December 31, 2015. Proceeds from issuance of common stock contributed $5.2 million of this total during 2015.

At December 31, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $13.2 million, or 13.9% of adjusted average assets, which is above the required level of $3.8 million or 4.0%; total risk-based capital of $14.1 million, or 21.3% of risk-weighted assets, which is above the required level of $5.3 million, or 8.0%; and common equity Tier 1 capital of $13.2 million, or 20.0% of risk-weighted assets, which is above the required level of $3.0 million, or 4.5% of risk-weighted assets. Accordingly New Buffalo Savings Bank was categorized as well capitalized at December 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2015, we had outstanding commitments to originate loans of $962,000 and lines of credit of $3.3 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2015 totaled $10.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

We also generally sell our conforming, fixed-rate one- to four-family residential real estate loans in transactions with the FHLB-Indianapolis, through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (FHLMC). In 2015, we sold $9.3 million of these loans. Subject to our ongoing interest rate risk analysis, we generally intend to continue to sell our conforming, fixed-rate one- to four-family residential real estate loans that we originate.  Under specific circumstances we may be obligated to repurchase certain loans as required by the sales agreement. Based on our historical experience, our reserve at December 31, 2015 was deemed immaterial.

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 13 of the Notes to our Consolidated Financial Statements beginning on page F-1 of this Annual Report.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 15 of the notes to our financial statements beginning on page F-1 of this Annual Report.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.              Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.                 Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information concerning change in our accountants is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Change in Accountants.”

ITEM 9A.(T)        Controls and Procedures

(a)     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the year ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)     Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as New Bancorp, Inc.

ITEM 9B.              Other Information

Date of Annual Meeting of Stockholders.

The 2016 Annual Meeting of Stockholders of New Bancorp, Inc. will be held on Tuesday, June 7, 2016 at 9:00 at its main office located at 45 N. Whitaker Street, New Buffalo, MI.

PART III

ITEM 10.               Directors, Executive Officers and Corporate Governance

New Bancorp, Inc. has adopted a Code of Ethics that applies to New Bancorp, Inc.’s principal executive officer, principal financial officer and all other employees and directors. The Code of Ethics is available on our website at www.newbuffalosavings.com.

Information concerning directors and executive officers of New Bancorp, Inc. is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

ITEM 11.               Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.               Certain Relationships and Related Transactions and Director Independence

Information concerning relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Board Independence.”

ITEM 14.               Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II – Ratification of Appointment of Auditor.”

PART IV

ITEM 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2015 and 2014;

(C)	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014;

(D)	Consolidated Statements of Changes in Equity for the years ended December 31, 2015 and 2014;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of New Bancorp, Inc.*
3.2	Bylaws of New Bancorp, Inc.*
4	Form of Common Stock Certificate of New Bancorp, Inc.*
10.1	Employment Agreement of Richard C. Sauerman*
10.2	Change in Control Agreement with Russell Dahl *
10.3	Salary Continuation Agreement with Richard C. Sauerman*
10.4	Multiple Employer Defined Benefit Plan*
21	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-204842), initially filed June 6, 2015.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Bancorp, Inc.

Date: March 30, 2016	By:	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Richard C. Sauerman	President, Chief Executive Officer and Director (Principal	March 30, 2016
Richard C. Sauerman	Executive Officer)

/s/ Russell Dahl	Chief Financial Officer (Principal Financial and	March 30, 2016
Russell Dahl	Accounting Officer)

/s/ Jeffrey Vickers	Director	March 30, 2016
Jeffrey Vickers

/s/ Joseph Migely	Director	March 30, 2016
Joseph Migely

/s/ Ralph Sommerfeld	Director	March 30, 2016
Ralph Sommerfeld

/s/ David Blum	Director	March 30, 2016
David Blum

EXHIBIT INDEX

3.1	Articles of Incorporation of New Bancorp, Inc.*
3.2	Bylaws of New Bancorp, Inc.*
4	Form of Common Stock Certificate of New Bancorp, Inc.*
10.1	Employment Agreement of Richard C. Sauerman*
10.2	Change in Control Agreement with Russell Dahl *
10.3	Salary Continuation Agreement with Richard C. Sauerman*
10.4	Multiple Employer Defined Benefit Plan*
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-204842), initially filed June 6, 2015.
**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

New Bancorp, Inc.

Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements

December 31, 2015 and 2014

New Bancorp, Inc.

December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Management

New Bancorp, Inc.

New Buffalo, Michigan

We have audited the accompanying consolidated balance sheets of New Bancorp, Inc. (Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana

March 30, 2016

New Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except share data)

	December 31,
	2015	2014
Assets

Cash and due from banks	$7,132	$5,165
Interest-earning demand deposits	1,678	2,816

Cash and cash equivalents	8,810	7,981

Interest-earning time deposits in banks	992	992
Loans held for sale	-	581
Loans, net of allowance for loan losses of $1,155 and $1,147 at December 31, 2015 and 2014, respectively	76,575	72,365
Premises and equipment	2,024	2,162
Federal Home Loan Bank stock	468	678
Foreclosed real estate held for sale, net	245	248
Accrued interest receivable	217	187
Bank owned life insurance	5,247	5,081
Mortgage servicing rights	317	269
Prepaid expenses and other assets	150	162

Total assets	$95,045	$90,706

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$20,435	$20,161
Savings and money market accounts	18,918	21,070
Time	32,913	26,637

Total deposits	72,266	67,868

Federal funds purchased	-	2,500
Borrowings	6,927	6,927
Accrued nonqualified benefit plans	139	2,830
Other liabilities	639	572

Total liabilities	79,971	80,697

Commitments and Contingencies	-	-

Redeemable common stock held by Employee Stock
Ownership Plan (ESOP)	44	-

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 696,600 shares issued and outstanding	7	-
Additional paid-in capital	5,754	-
Unearned ESOP shares	(523)	-
Retained earnings	9,836	10,009

Total shareholders' equity	15,074	10,009

Less maximum cash obligation related to ESOP shares	(44)	-
Total shareholders' equity less maximum cash obligation related to ESOP shares	15,030	10,009

Total liabilities and shareholders' equity	$95,045	$90,706

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2015 and 2014

(In Thousands)

	Years Ended December 31,
	2015	2014
Interest Income
Loans	$3,192	$2,869
Investment securities	-	8
Interest-bearing deposits	38	54

Total interest income	3,230	2,931

Interest Expense
Deposits	598	556
Borrowings	135	37

Total interest expense	733	593

Net Interest Income	2,497	2,338

Provision (Credit) for Loan Losses	-	(100)

Net Interest Income After Provision (Credit) for Loan Losses	2,497	2,438

Noninterest Income
Service charges and fees	304	296
Net realized loss on sale of available for sale securities (includes accumulated other comprehensive loss reclassifications for net losses on available for sale securities; 2014 - $(15)	-	(15)
Gain on sale of loans	374	47
Loss on sale of foreclosed real estate, net	(27)	(110)
Income from bank owned life insurance	166	161
Loan servicing fees, net	31	45
Other operating	23	26

Total noninterest income	871	450

Noninterest Expense
Salaries and employee benefits	1,877	3,215
Occupancy and equipment	443	441
Data processing fees	404	387
Franchise taxes	4	37
FDIC insurance premiums	75	97
Insurance premiums	51	48
Professional services	195	512
Impairment losses and expenses of foreclosed real estate	142	277
Other	350	309

Total noninterest expense	3,541	5,323

Net Loss	$(173)	$(2,435)

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2015 and 2014

(In Thousands)

	Years Ended December 31,
	2015	2014

Net loss	$(173)	$(2,435)

Other comprehensive income:
Unrealized holding gains on securities	-	17

Reclassification adjustment for realized losses	-	15

Other comprehensive income	-	32

Comprehensive loss	$(173)	$(2,403)

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2015 and 2014

(In Thousands)

	Common Stock	Additional Paid In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Maximum Cash Obligation Related to ESOP Shares	Total

Balance at January 1, 2014	$-	$-	$-	$12,444	$(32)	$-	$12,412

Net loss for the year ended December 31, 2014	-	-	-	(2,435)	-	-	(2,435)

Other comprehensive income				-	32	-	32

Balance at December 31, 2014	-	-	-	10,009	-	-	10,009

Proceeds from issuance of common stock	7	5,746	(557)	-	-	-	5,196

ESOP shares earned	-	8	34	-	-	-	42

Change related to ESOP shares	-	-	-	-	-	(44)	(44)

Net loss for the year ended December 31, 2015	-	-	-	(173)	-	-	(173)

Balance at December 31, 2015	$7	$5,754	$(523)	$9,836	$-	$(44)	$15,030

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Consolidated Statements of Cash Flows

December 31, 2015 and 2014

(In Thousands)

	Years Ended December 31,
	2015	2014
Operating Activities
Net loss	$(173)	$(2,435)
Items not requiring (providing) cash
Depreciation and amortization	241	217
Amortization of premiums and discounts on securities, net	-	2
Amortization of deferred loan origination fees and costs, net	3	(3)
Provision (credit) for loan losses	-	(100)
Loss on sale of investment securities	-	15
Gain on sale of loans	(374)	(47)
Proceeds from sales of loans originated for sale	9,502	1,521
Loans originated for sale	(8,740)	(2,066)
Loss on sale of foreclosed real estate	27	110
Impairment loss on foreclosed real estate	111	159
ESOP shares earned	42	-
Cash surrender value of life insurance	(166)	(161)
Changes in
Accrued interest receivable	(30)	(22)
Prepaid expenses and other assets	12	(10)
Other liabilities	(2,624)	(2,140)

Net cash used in operating activities	(2,169)	(4,960)

Investing Activities
Net change in interest-earning time deposit in banks	-	743
Proceeds from sale of available-for-sale securities	-	660
Principal repayments from mortgage-backed securities available-for-sale	-	64
Proceeds from sale of loans transferred to loans held for sale	2,135	-
Net change in loans	(6,608)	(15,553)
Purchase of premises and equipment	(36)	(183)
Proceeds from redemption of FHLB stock	210	239
Proceeds from sale of foreclosed assets	203	757

Net cash used in investing activities	(4,096)	(13,273)

Financing Activities
Net increase (decrease) in deposits	4,398	(7,566)
Net change in federal funds purchased	(2,500)	2,500
Proceeds from borrowings	-	6,927
Repayment of borrowings	-	(1,000)
Proceeds from issuance of common stock	5,196	-

Net cash provided by financing activities	7,094	861

Increase (Decrease) in Cash and Cash Equivalents	829	(17,372)

Cash and Cash Equivalents, Beginning of Year	7,981	25,353

Cash and Cash Equivalents, End of Year	$8,810	$7,981

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$731	$589

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$338	$82
Transfers from loans to loans held for sale	$2,057	$-

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

New Bancorp, Inc. was formed to serve as the stock holding company for New Buffalo Savings Bank (the “Bank”) upon completion of its mutual-to-stock conversion. The conversion was effective October 19, 2015. New Bancorp, Inc. issued 696,600 shares at an offering price of $10.00 per share.

The Bank conducts a general banking business in southwestern Michigan which primarily consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes.

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2015, include New Bancorp, Inc. and its wholly-owned subsidiary the Bank, together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of and for the year ended December 31, 2014 represent the Bank only, as the conversion to stock form, including the formation of New Bancorp, Inc., was completed on October 19, 2015. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, mortgage servicing rights, valuation of deferred tax assets and fair values of financial instruments.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2015, the Company’s cash accounts exceeded federally insured limits by approximately $5.7 million. Additionally, approximately $2.0 million of cash in total is held by the Federal Home Loan Bank and Federal Reserve Bank as of December 31, 2015, which is not federally insured.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Interest-earning Deposits in Banks

Interest-earning time deposits in banks mature in three years and are carried at cost.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. For debt securities with fair value below amortized cost, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of depreciable assets is 39 years for buildings, 10 years for building improvements, and three to seven years for furniture, fixtures and equipment. Maintenance and repairs are expensed and major improvements are capitalized.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Foreclosed Real Estate Held for Sale

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets. Foreclosed real estate held for sale consisted of residential real estate at December 31, 2015 and 2014. There were $423,000 of residential real estate loans in the process of foreclosure at December 31, 2015.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures the servicing asset using either the fair value or the amortization method. The Company has elected to initially and subsequently measure the mortgage servicing rights for consumer mortgage loans using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment based on fair value at each reporting date.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company —put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company has established a full valuation allowance for its net deferred tax asset as of December 31, 2015 and 2014. See Note 9, Income Taxes, for further information.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance policies represents the value of life insurance policies on certain current and former officers of the Company for which the Company is the beneficiary. The Company accounts for these assets using the cash surrender value method in determining the carrying value of the insurance policies.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities.

Earnings Per Share

Earnings per share is not meaningful for the year ended December 31, 2015 and not applicable to the year ended December 31, 2014, as the Company completed its conversion to stock form in October 2015.

Emerging Growth Company Critical Accounting Policy Disclosure

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”). We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Note 2:	Restriction on Cash and Due From Banks

The Company is generally required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The Company had no reserve balance requirement at December 31, 2015.

Note 3:	Securities

The Company had no available-for-sale securities at December 31, 2015 and 2014.

Proceeds from sales of investment securities totaled $660,000 during the year ended December 31, 2014, resulting in gross realized losses of $15,000 on such sales.

The Company had no sales of investment securities during the year ended December 31, 2015.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Note 4:	Loans and Allowance for Loan Losses

Classes of loans at December 31, 2015 and 2014 include:

	2015	2014
	(In thousands)
Real estate loans
Residential	$41,972	$37,481
Commercial	27,319	26,633
Construction and land	7,196	7,854
Commercial business	1,354	1,625
Consumer and other	321	392

Total loans	78,162	73,985

Less:
Net deferred loan (fees) costs, premiums and discounts	(2)	2
Undisbursed loans in process	(430)	(475)
Allowance for loan losses	(1,155)	(1,147)

Net loans	$76,575	$72,365

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential 1-4 Family and Equity Lines of Credit Real Estate: The residential 1-4 family and home equity real estate loans are generally secured by owner-occupied 1-4 family residences. The Company’s portfolio of home equity loans totaled $4.2 million and $3.4 million, at December 31, 2015 and 2014, respectively, the preponderance of which were secured by first liens, or by second liens on properties where the Company also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Commercial Real Estate: Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Construction and Land: Construction and land loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area.

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

Consumer: The consumer loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes. Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2015 and 2014, and the recorded investment in loans and impairment method as of December 31, 2015 and 2014:

	December 31, 2015
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, January 1, 2015	$575	$418	$126	$23	$5	$1,147
Provision for loan losses	65	(35)	(24)	(4)	(2)	-
Charge-offs	-	-	-	-	-	-
Recoveries	8	-	-	-	-	8

Balance, December 31, 2015	$648	$383	$102	$19	$3	$1,155

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$20	$-	$-	$-	$-	$20

Ending balance, collectively evaluated for impairment	$628	$383	$102	$19	$3	$1,135

Loans:
Ending balance	$41,972	$27,319	$7,196	$1,354	$321	$78,162

Ending balance; individually evaluated for impairment	$1,763	$229	$1,751	$-	$-	$3,743

Ending balance; collectively evaluated for impairment	$40,209	$27,090	$5,445	$1,354	$321	$74,419

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

	December 31, 2014
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, January 1, 2014	$596	$513	$127	$34	$3	$1,273
Provision (credit) for loan losses	5	(95)	(1)	(11)	2	(100)
Charge-offs	(26)	-	-	-	-	(26)
Recoveries	-	-	-	-	-	-

Balance, December 31, 2014	$575	$418	$126	$23	$5	$1,147

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$26	$-	$-	$-	$-	$26

Ending balance, collectively evaluated for impairment	$549	$418	$126	$23	$5	$1,121

Loans:
Ending balance	$37,481	$26,633	$7,854	$1,625	$392	$73,985

Ending balance; individually evaluated for impairment	$2,183	$214	$1,856	$-	$-	$4,253

Ending balance; collectively evaluated for impairment	$35,298	$26,419	$5,998	$1,625	$392	$69,732

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Internal Risk Categories

The Company has adopted a standard loan grading system for all loans. Loans are selected for a grading review based on certain characteristics, including concentrations of credit and upon delinquency of 90 days or more. Definitions are as follows:

Pass: Loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

Special Mention/Watch: The loans identified as special mention/watch have an obvious flaw or a potential weakness that deserves special management attention, but which has not yet impacted collectability. These flaws or weaknesses, if left uncorrected, may result in the deterioration of the prospects of repayment or the deterioration of the Company’s credit position.

Substandard: These are loans with a well-defined weakness, where the Company has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern”. When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be graded substandard when full repayment is expected, but it must come from the liquidation of collateral. One-to-four family residential real estate loans and home equity loans that are past due 90 days or more with loan to value ratios greater than 60 percent are classified as substandard.

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

Loss: These are loans that represent near term charge-offs. Loans classified as loss are considered uncollectible and of such little value that it is not desirable to continue carrying them as assets on the Company’s financial statements, even though partial recovery may be possible at some future time.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2015 and 2014:

	December 31, 2015
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$39,842	$26,178	$7,022	$1,354	$297	$74,693
Special mention/Watch	686	529	8	-	27	1,250
Substandard	1,444	612	166	-	-	2,222
Doubtful	-	-	-	-	-	-

Total	$41,972	$27,319	$7,196	$1,354	$321	$78,165

	December 31, 2014
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$35,236	$24,777	$7,669	$1,625	$392	$69,699
Special mention/Watch	584	514	19	-	-	1,117
Substandard	1,096	1,342	-	-	-	2,438
Doubtful	565	-	166	-	-	731

Total	$37,481	$26,633	$7,854	$1,625	$392	$73,985

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2015 and 2014:

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)
Real estate
Residential	$455	$100	$598	$1,153	$40,819	$41,972	$-
Commercial	-	7	-	7	27,312	27,319	-
Construction and land	-	-	166	166	7,030	7,196	-
Commercial business	-	-	-	-	1,354	1,354	-
Consumer	-	-	-	-	321	321	-

Total	$455	$107	$764	$1,326	$76,836	$78,162	$-

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)
Real estate
Residential	$298	$109	$565	$972	$36,509	$37,481	$-
Commercial	-	-	-	-	26,633	26,633	-
Construction and land	-	-	166	166	7,688	7,854	-
Commercial business	-	-	-	-	1,625	1,625	-
Consumer	22	-	-	22	370	392	-

Total	$320	$109	$731	$1,160	$72,825	$73,985	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming multi-family and commercial loans but also include loans modified in troubled debt restructurings.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The following tables present impaired loans as of and for the years ended December 31, 2015 and 2014:

	As of and for the year ended December 31, 2015

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance of Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,607	$1,647	$-	$1,413	$66
Commercial	229	229	-	238	16
Construction and land	1,751	1,751	-	1,816	87
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	156	166	20	118	-
Commercial	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Totals	$3,743	$3,793	$20	$3,585	$169

	As of and for the year ended December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance of Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,617	$1,630	$-	$2,231	$80
Commercial	214	214	-	219	15
Construction and land	1,856	1,856	-	1,775	94
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	566	584	26	316	-
Commercial	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Totals	$4,253	$4,284	$26	$4,541	$189

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The following table presents the Company’s nonaccrual loans at December 31, 2015 and 2014. The table excludes performing troubled debt restructurings.

	December 31,
	2015	2014
	(In thousands)

Real estate loans
Residential	$987	$1,033
Commercial	7	11
Construction and land	166	166
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$1,160	$1,210

At December 31, 2015 and 2014, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables present information regarding troubled debt restructurings by class for the years ended December 31, 2015 and 2014. Newly classified troubled debt restructurings are as follows:

	December 31, 2015
	Number of Contracts	Pre- Modification Balance	Post- Modification Balance
		(In thousands)

Real estate
Residential	1	$50	$50
Commercial	1	42	42
Construction and land	-	-	-
Commercial business	-	-	-
Consumer	-	-	-

	2	$92	$92

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

	December 31, 2014
	Number of Contracts	Pre- Modification Balance	Post- Modification Balance
		(In thousands)

Real estate
Residential	2	$116	$116
Commercial	-	-	-
Construction and land	2	319	319
Commercial business	-	-	-
Consumer	-	-	-

	4	$435	$435

Newly restructured loans by type of modification are as follows for the years ended December 31, 2015 and 2014:

	Interest Only	Term	Combination	Total Modification
December 31, 2015	(In thousands)

Real estate
Residential	$-	$50	$-	$50
Commercial	-	42	-	42
Construction and land	-	-	-	-
Commercial business	-	-	-	-
Consumer	-	-	-	-

	$-	$92	$-	$92

	Interest Only	Term	Combination	Total Modification
December 31, 2014	(In thousands)

Real estate
Residential	$-	$-	$116	$116
Commercial	-	-	-	-
Construction and land	-	296	23	319
Commercial business	-	-	-	-
Consumer	-	-	-	-

	$-	$296	$139	$435

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The troubled debt restructurings described did not increase the allowance for loan losses and did not result in charge offs during the years ended December 31, 2015 and 2014.

The Company had no troubled debt restructurings modified in the years ended December 31, 2015 and 2014 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, at December 31, 2015 and 2014, are as follows:

	2015	2014
	(In thousands)

Land	$342	$342
Buildings and improvements	3,145	3,137
Furniture and equipment	2,418	2,389

	5,905	5,868
Less accumulated depreciation	3,881	3,706

Net premises and equipment	$2,024	$2,162

Note 6:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $40.6 million and $35.9 million at December 31, 2015 and 2014, respectively.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Mortgage servicing rights activity for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
	(In thousands)

Balance at beginning of year	$269	$307
Additions	115	11
Amortization	(67)	(49)

Balance at end of year	$317	$269

The fair value of mortgage servicing rights approximates the carrying value at December 31, 2015 and 2014.

Note 7:	Time Deposits

Time deposits in denominations of $250,000 or more were $4.6 million and $2.2 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits were as follows:

2015
(In thousands)
Maturing year ending December 31,
2016	$10,794
2017	7,643
2018	4,794
2019	3,523
2020	5,549
Thereafter	610

$32,913

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Note 8:	Borrowings

Scheduled maturities of advances from the Federal Home Loan Bank were as follows at December 31, 2015:

	Maturing in year ended
Interest rate	December 31,	2015
		(In thousands)

1.43%	2017	$1,000
1.80%	2018	1,000
1.85%	2019	1,927
2.08%	2020	3,000

		$6,927

The Company’s advances from the Federal Home Loan Bank are all at fixed rates of interest. The advances are secured by a pledge of certain eligible mortgage loans, totaling $23.1 million and $14.2 million at December 31, 2015 and 2014, respectively, and the Company’s investment in FHLB stock. The advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2015, the Company had the ability to borrow additional advances from the FHLB totaling $9.9 million.

In addition, at December 31, 2014, the Company had outstanding federal funds purchased from UBB Securities of $2.5 million, which matured daily, bearing interest at a rate of 0.75%. The Company had no outstanding federal funds purchased at December 31, 2015.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Note 9:	Income Taxes

A reconciliation of the federal income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Year Ended December 31,
	2015	2014
	(In thousands)

Computed at statutory rate (34%)	$(59)	$(828)
Increase (decrease) resulting from:
Bank-owned life insurance	(56)	(55)
Change in valuation allowance	112	919
Other	3	(36)

Actual income taxes (credits)	$-	$-

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The composition of the Company’s net deferred tax asset at December 31, 2015 and 2014, is as follows:

	2015	2014
	(In thousands)
Deferred tax assets
Allowance for loan losses	$400	$398
Deferred compensation	48	974
Expenses on foreclosed assets held for sale	35	52
Net operating loss carryforward	3,943	2,870
Other	26	26

Deferred tax assets	4,452	4,320

Deferred tax liabilities
Federal Home Loan Bank dividends	(16)	(23)
Mortgage servicing rights	(110)	(93)
Deferred loan orgination fees	(1)	-
Depreciation	(33)	(24)

Deferred tax liabilities	(160)	(140)

Net deferred tax asset before valuation allowance	4,292	4,180

Valuation allowance
Beginning balance	(4,180)	(3,261)
Increase during period	(112)	(919)

Ending balance	(4,292)	(4,180)

Net deferred tax asset	$-	$-

As of December 31, 2015 and 2014, the net deferred tax asset was fully reserved. Management recorded a valuation allowance against the net deferred tax asset at December 31, 2015 and 2014, based on consideration of, but not limited to, the Company’s cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The Company’s net operating loss of $11.3 million at December 31, 2015, will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. Indiana net operating loss carryforwards totaled $1.0 million at December 31, 2015 and will begin to expire in the year ending December 31, 2024.

Retained earnings at both December 31, 2015 and 2014, includes approximately $1.5 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $510,000 at December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company will record interest and penalties as a component of income tax expense.

The Company is subject to U.S. federal and Indiana income tax. The Company is no longer subject to examination by taxing authorities for years prior to 2012.

Note 10:	Regulatory Matters

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

At December 31, 2015, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

Basel III was effective for the Company on January 1, 2015. Basel III requires the Company and the Bank to maintain minimum amounts and ratios of common equity tier 1capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Company must hold a capital conservation buffer above the adequately capitalized common equity tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. Under Basel III, the Company and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. Regulatory capital ratios at December 31, 2015, were calculated under Basel III while regulatory capital ratios at December 31, 2014, were calculated under

Basel I.

Management believes, as of December 31, 2015 and 2014, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2015 and 2014, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period. At December 31, 2015, no dividends were available for dividend declaration without prior regulatory approval.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015
Total Capital
(to Risk-Weighted Assets)	$14,072	21.3%	$5,295	8.0%	$6,618	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$13,241	20.0%	$3,971	6.0%	$5,295	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$13,241	20.0%	$2,978	4.5%	$4,302	6.5%

Tier I Leverage Capital
(to Average Total Assets)	$13,241	13.9%	$3,801	4.0%	$4,752	5.0%

As of December 31, 2014
Total Capital
(to Risk-Weighted Assets)	$10,817	16.3%	$5,316	8.0%	$6,645	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$9,982	15.0%	$2,658	4.0%	$3,987	6.0%

Tier I Capital
(to Total Assets)	$9,982	11.0%	$3,627	4.0%	$5,441	6.0%

Note 11:	Related Party Transactions

At December 31, 2015 and 2014, the Company had loans outstanding to executive officers, directors and their affiliates (related parties), in the amount of approximately $2.5 million and $2.1 million, respectively. During the year ended December 31, 2015, loans originated to related parties totaled $1.3 million and principal repayments from related parties totaled $914,000, respectively.

At December 31, 2015 and 2014, the Company had deposits from certain officers, directors and other related interests totaling approximately $349,000 and $753,000, respectively.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Note 12:	Employee Benefits

The Company had a supplemental executive retirement plan (“SERP”) agreement with certain former executive officers. The Company had recorded annual expense equal to the projected present value of the payments due after retirement. The SERP agreements were terminated in July 2013. In addition, the Company has an agreement to provide partial reimbursement of medical coverage expenses for the former executive officers. The liability recorded under these agreements was $139,000 and $2.8 million at December 31, 2015 and 2014, respectively. The Company recognized expense for these agreements totaling $18,000 and $963,000 for the years ended December 31, 2015 and 2014, respectively. The accrued SERP agreement liability was paid in 2015.

During 2015, the Company entered into a salary continuation agreement with the Company’s President that provides supplemental retirement benefits. The Company will contribute a total of $105,000 to the plan over a five year period that will be paid out over a 15 year period upon retirement. The funds will accrue interest at a rate of 4.50%. The Company recognized expense for this plan totaling $22,000 during the year ended December 31, 2015.

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Plan”), a multiemployer defined benefit pension plan, for the benefit of substantially all employees. The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:

1.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

2.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

3.

If the Company chooses to stop participating in its multiemployer plan, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company maintained participation in the Plan for the years ended December 31, 2015 and 2014. The Employee Identification Number (EIN) is 13-5645888 and the three-digit plan number is 333. The Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code 413(c). There are no collective bargaining agreements in place that require contributions to the Plan. The Company has frozen this Plan effective 2011. The Plan is administered by the trustees of the Financial Institutions Retirement Fund. Plan contributions and expense were approximately $30,000 and $553,000, for the years ended December 31, 2015 and 2014, respectively. The Company’s funded status in the Plan at December 31, 2015 and 2014 was approximately 99.7% and 96.7%, respectively.

Total contributions made to the Pentegra DB Plan as reported on the Form 5500, equal $190.8 million and $136.5 million for the plan years ended June 30, 2014 and 2013, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees attain eligibility in the 401(k) plan upon completing one year of service and being 21 years of age or older. Employees may contribute amounts, up to the federal limitations, of their compensation with the Company matching 3% of the employee’s total contributions. Employer contributions charged to expense were $27,000 and $22,000, for the years ended December 31, 2015 and 2014, respectively.

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. The ESOP acquired 55,728 shares of the Company’s common stock in the conversion. During the year ended December 31, 2015, a total of 3,375 shares were allocated to ESOP plan participants, leaving 52,353 unallocated shares in the ESOP at December 31, 2015. Compensation expense related to the ESOP was $42,000 for the year ended December 31, 2015.

The stock price at the formation date was $10.00. The aggregate fair value of the 52,353 unallocated shares was $681,000 based on the $13.00 closing price of the common stock on December 31, 2015.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. At December 31, 2015, the fair value of these shares is $44,000. There are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.

Note 13:	Commitments and Credit Risk

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations, including receipt of collateral, as those utilized for on-balance-sheet instruments.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

At December 31, 2015, the Company had outstanding commitments to originate loans aggregating approximately $532,000, comprised of fixed-rate loans, with interest rates ranging from 4.125% to 4.375%. In addition, at December 31, 2015, the Company had commitments under undisbursed construction loans totaling $430,000 and commitments under commercial and consumer lines of credit totaling $2.5 million and $810,000, respectively.

At December 31, 2014, the Company had outstanding commitments to originate loans aggregating approximately $156,000, comprised of fixed-rate loans, with interest rates of 4.125%. In addition, at December 31, 2014, the Company had commitments under undisbursed construction loans totaling $475,000 and commitments under commercial and consumer lines of credit totaling $1.6 million and $1.2 million, respectively.

The Company had commitments under outstanding financial standby letters of credit totaling $36,000 at both December 31, 2015 and 2014.

Note 14:	Disclosures about Fair Value of Assets and Liabilities

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at December 31, 2015 and 2014:

		Fair Value
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
Impaired loans	$136	$-	$-	$136
Foreclosed assets held for sale	245	-	-	245

December 31, 2014
Impaired loans	$540	$-	$-	$540
Foreclosed assets held for sale	76	-	-	76

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by management by comparison to historical results.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2015
Impaired loans (collateral dependent)	$136	Marketable comparable properties	Marketability discount	10%	-	15%
Foreclosed real estate	245	Marketable comparable properties	Comparability adjustments		9%

December 31, 2014
Impaired loans (collateral dependent)	$540	Marketable comparable properties	Marketability discount	10%	-	15%
Foreclosed real estate	76	Marketable comparable properties	Comparability adjustments		10%

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

 Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
December 31, 2015
Financial assets
Cash and due from banks	$7,132	$7,132	$7,132	$-	$-
Interest-earning demand deposits	1,678	1,678	1,678	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	76,575	77,086	-	-	77,086
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	217	217	-	217	-
Mortgage servicing rights	317	317	-	-	317
Financial liabilities
Deposits	72,266	72,708	39,353	33,355	-
Advances from the Federal Home Loan Bank	6,927	7,023	-	7,023	-
Accrued interest payable	11	11	-	11	-

December 31, 2014
Financial assets
Cash and due from banks	$5,165	$5,165	$5,165	$-	$-
Interest-earning demand deposits	2,816	2,816	2,816	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans held for sale	581	592	-	592	-
Loans, net	72,365	72,959	-	-	72,959
Federal Home Loan Bank stock	678	678	-	678	-
Accrued interest receivable	187	187	-	187	-
Mortgage servicing rights	269	269	-	-	269
Financial liabilities
Deposits	67,868	68,507	41,231	27,276	-
Federal funds purchased	2,500	2,500	2,500	-	-
Advances from the Federal Home Loan Bank	6,927	7,049	-	7,049	-
Accrued interest payable	9	9	-	9	-

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Due from Banks and Interest-bearing Demand Deposits

The carrying amount approximates fair value.

Interest-earning Time Deposits in Banks

The carrying amount approximates fair value.

Loans Held For Sale

Fair value is based on prices quoted by the U.S. government sponsored agencies generally used by the Company in sales transactions.

Loans

Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Company would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Deposits

Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company. The rates were the average of current rates offered by local competitors of the Company.

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

Note 15:	Recent Accounting Pronouncements

FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within fiscal years beginning after December 15, 2019. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

FASB ASU 2016-02, Leases

In February 2016 the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). For non-public entities, the guidance is effective date for fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. With the issuance of ASU 2015-14 on July 9, 2015, FASB approved the deferral of the effective date of ASU 2014-09 for one year giving companies the option to early adopt using the original effective dates. Management is currently in the process of evaluating the impact of the amended guidance on the Bank’s financial statements

Note 16:	Change in Corporate Form

On October 19, 2015, the Bank consummated its mutual –to-stock conversion pursuant to which it became a Federal stock savings bank and the wholly owned subsidiary of New Bancorp, Inc., as parent of the Bank.

As part of the conversion, the Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on October 19, 2015 and resulted in the issuance of 696,600 common shares by the Company.

The cost of the Conversion and issuing the capital stock totaled $1.2 million and was deducted from the proceeds of the offering.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

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

The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(In Thousands)

Note 17:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Company:

Condensed Balance Sheet

December 31, 2015

(In thousands)
Assets

Cash	$1,833
Investment in Bank subsidiary	13,241

Total assets	$15,074

Liabilities and Shareholders' Equity
Liabilities	$-
Redeemable common stock held by ESOP	44
Total shareholders' equity less maximum cash obligation related to ESOP shares	15,030

Total liabilities and shareholders' equity	$15,074

Condensed Statement of Operations

For the Period Ended December 31, 2015

Income
Interest income	$3

Expenses
Equity in net loss of Bank subsidiary	(158)

Net loss	$(155)

Condensed Statement of Cash Flows

For the Period Ended December 31, 2015

Operating activities
Net loss	$(155)
Other adjustments	34
Items not requiring cash:
Equity in loss of Bank subsidiary	158
Net cash from operating activities	37

Investing activities
Investment in Bank subsidiary	(3,400)

Financing activities
Proceeds from issuance of common stock	5,196

Net change in cash	1,833
Cash at beginning of period	-

Cash at end of period	$1,833