Form 10-Q
period 2016-03-31
New Bancorp, Inc.
filed 2016-05-13
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

As of May 11, 2016, the latest practicable date, 696,600 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

New Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2016 (Unaudited) and December 31, 2015

(In thousands, except share data)

	March 31,	December 31,
Assets	2016	2015
Cash and due from banks	$1,750	$7,132
Interest-earning demand deposits	11,657	1,678

Cash and cash equivalents	13,407	8,810

Interest-earning time deposits in banks	992	992
Loans, net of allowance for loan losses of $1,155 March 31, 2016 and December 31, 2015	74,646	76,575
Premises and equipment	2,017	2,024
Federal Home Loan Bank stock	468	468
Foreclosed real estate held for sale, net	245	245
Accrued interest receivable	204	217
Bank owned life insurance	5,289	5,247
Mortgage servicing rights	317	317
Prepaid expenses and other assets	97	150

Total assets	$97,682	$95,045

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$20,927	$20,435
Savings and money market accounts	19,695	18,918
Time	34,351	32,913

Total deposits	74,973	72,266

Federal Home Loan Bank advances	6,927	6,927
Accrued nonqualified benefit plans	135	139
Other liabilities	830	639

Total liabilities	82,865	79,971

Commitments and Contigencies	-	-

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	44	44

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 696,600 shares issued and outstanding	7	7
Additional paid-in capital	5,754	5,754
Unearned ESOP shares	(523)	(523)
Retained earnings	9,579	9,836

Total shareholders' equity	14,817	15,074

Less maximum cash obligation related to ESOP shares	(44)	(44)
Total shareholders' equity less maximum cash obligation related to ESOP shares	14,773	15,030
Total liabilities and shareholders' equity	$97,682	$95,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest Income
Loans	$825	$800
Interest-bearing deposits	12	12

Total interest income	837	812

Interest Expense
Deposits	153	132
Borrowings	33	35

Total interest expense	186	167

Net Interest Income	651	645

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	651	645

Noninterest Income
Service charges and fees	62	67
Gain on sale of loans	18	101
Income from bank owned life insurance	42	41
Loan servicing fees, net	18	14
Other operating	8	23

Total noninterest income	148	246

Noninterest Expense
Salaries and employee benefits	566	443
Occupancy and equipment	117	124
Data processing fees	101	96
Franchise taxes	9	9
FDIC insurance premiums	20	18
Insurance premiums	13	12
Professional services	124	52
Impairment losses and expenses of foreclosed real estate	5	9
Other	101	67

Total noninterest expense	1,056	830

Net Income (loss)	$(257)	$61

Loss per share - basic and diluted	$(0.40)	N/A

Weighted-average shares outstanding - basic and diluted	644,247	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

(In thousands)

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$(257)	$61

Other comprehensive income	-	-

Comprehensive income (loss)	$(257)	$61

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Bancorp, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2016

(In thousands)

					Maximum Cash
			Shares		Obligation
	Common	Additional	Acquired	Retained	Related to
	Stock	Paid In Capital	by ESOP	Earnings	ESOP Shares	Total

Balance at January 1, 2016	$7	$5,754	$(523)	$9,836	$(44)	$15,030

Net loss for the three months ended March 31, 2016	-	-	-	(257)	-	(257)

Balance at March 31, 2016	$7	$5,754	$(523)	$9,579	$(44)	$14,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income (loss)	$(257)	$61
Items not requiring (providing) cash:
Depreciation and amortization	50	53
Amortization of deferred loan origination fees and costs, net	1	3
Gain on sale of loans originated for sale	(18)	(101)
Proceeds from sales of loans originated for sale	707	3,200
Loans originated for sale	(695)	(2,836)
Cash surrender value of life insurance	(42)	(41)
Changes in:
Accrued interest receivable	13	(8)
Prepaid expenses and other assets	53	52
Other liabilities	187	(2,508)

Net cash used in operating activities	(1)	(2,125)

Investing Activities
Proceeds from sales of loans	-	663
Net change in loans	1,928	1,146
Purchase of premises and equipment	(37)	-

Net cash provided by investing activities	1,891	1,809

Financing Activities
Net increase in deposits	2,707	3,391
Net change in federal funds purchased	-	(2,500)

Net cash provided by financing activities	2,707	891

Increase (Decrease) in Cash and Cash Equivalents	4,597	575

Cash and Cash Equivalents, Beginning of Period	8,810	7,981

Cash and Cash Equivalents, End of Period	$13,407	$8,556

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$189	$170

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$-	$338

Transfers from loans to loans held for sale	$-	$2,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying condensed consolidated balance sheet of New Bancorp, Inc. (the Company) as of December 31, 2015, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2015 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited consolidated financial statements have been included to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2016 and 2015 herein, are not necessarily indicative of the results of operations to be expected for the entire year.

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

The Company had no investment securities at March 31, 2016 and December 31, 2015. The Company had no sales of investment securities during the three month periods ended March 31, 2016 and 2015.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Classes of loans at March 31, 2016 and December 31, 2015 include:

	March 31,	December 31,
	2016	2015
	(In thousands)
Real estate loans
Residential	$42,690	$41,972
Commercial	25,172	27,319
Construction and land	6,960	7,196
Commercial business	573	1,354
Consumer and other	888	321

Total loans	76,283	78,162

Less:
Net deferred loan (fees) costs, premiums and discounts	-	(2)
Undisbursed loans in process	(482)	(430)
Allowance for loan losses	(1,155)	(1,155)

Net loans	$74,646	$76,575

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential Real Estate: The residential real estate loans are generally secured by owner-occupied 1-4 family residences. The Bank’s portfolio of home equity loans totaled $4.4 million and $4.2 million at March 31, 2016 and December 31, 2015, respectively, the preponderance of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance, January 1, 2016	$648	$383	$102	$19	$3	$1,155
Provision for loan losses	91	(72)	(11)	(12)	4	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31, 2016	$739	$311	$91	$7	$7	$1,155

	For the Three Months Ended March 31, 2015
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance, January 1, 2015	$575	$418	$126	$23	$5	$1,147
Provision for loan losses	(11)	14	(3)	(1)	1	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31, 2015	$564	$432	$123	$22	$6	$1,147

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2016 and December 31, 2015:

	At March 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$91	$-	$-	$-	$-	$91

Ending balance, collectively evaluated for impairment	$648	$311	$91	$7	$7	$1,064

Loans:
Ending balance	$42,690	$25,172	$6,960	$573	$888	$76,283

Ending balance; individually evaluated for impairment	$1,760	$242	$1,728	$-	$-	$3,730

Ending balance; collectively evaluated for impairment	$40,930	$24,930	$5,232	$573	$888	$72,553

	At December 31, 2015
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$20	$-	$-	$-	$-	$20

Ending balance, collectively evaluated for impairment	$628	$383	$102	$19	$3	$1,135

Loans:
Ending balance	$41,972	$27,319	$7,196	$1,354	$321	$78,162

Ending balance; individually evaluated for impairment	$1,763	$229	$1,751	$-	$-	$3,743

Ending balance; collectively evaluated for impairment	$40,209	$27,090	$5,445	$1,354	$321	$74,419

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$40,963	$24,027	$6,794	$573	$864	$73,221
Special mention/Watch	638	542	-	-	24	1,204
Substandard	1,089	603	166	-	-	1,858
Doubtful	-	-	-	-	-	-

Total	$42,690	$25,172	$6,960	$573	$888	$76,283

	December 31, 2015
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$39,842	$26,178	$7,022	$1,354	$294	$74,690
Special mention/Watch	686	529	8	-	27	1,250
Substandard	1,444	612	166	-	-	2,222
Doubtful	-	-	-	-	-	-

Total	$41,972	$27,319	$7,196	$1,354	$321	$78,162

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$224	$5	$672	$901	$41,789	$42,690	$-
Commercial	-	-	-	-	25,172	25,172	-
Construction and land	-	-	166	166	6,794	6,960	-
Commercial business	-	-	-	-	573	573	-
Consumer	-	-	-	-	888	888	-

Total	$224	$5	$838	$1,067	$75,216	$76,283	$-

	December 31, 2015
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$455	$100	$598	$1,153	$40,819	$41,972	$-
Commercial	-	7	-	7	27,312	27,319	-
Construction and land	-	-	166	166	7,030	7,196	-
Commercial business	-	-	-	-	1,354	1,354	-
Consumer	-	-	-	-	321	321	-

Total	$455	$107	$764	$1,326	$76,836	$78,162	$-

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015:

						For the Three Months Ended
	As of and for the three months ended March 31, 2016					March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance of Impaired Loans	Interest Income Recognized	Average Balance of Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,285	$1,315	$-	$1,451	$15	$1,613	$17
Commercial	242	242	-	236	4	213	5
Construction and land	1,728	1,728	-	1,739	21	1,848	22
Commercial business	-	-	-		-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	475	485	91	270	1	208	2
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$3,730	$3,770	$91	$3,696	$41	$3,882	$46

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of December 31, 2015:

	As of December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,607	$1,647	$-
Commercial	229	229	-
Construction and land	1,751	1,751	-
Commercial business	-	-	-
Consumer	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	156	166	20
Commercial	-	-	-
Construction and land	-	-	-
Commercial business	-	-	-
Consumer	-	-	-

Totals	$3,743	$3,793	$20

The following table presents the Company’s nonaccrual loans at March 31, 2016 and December 31, 2015. The table excludes performing troubled debt restructurings.

	March 31,	December 31,
	2016	2015
	(In thousands)
Real estate loans
Residential	$1,089	$987
Commercial	5	7
Construction and land	166	166
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$1,260	$1,160

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

At March 31, 2016 and December 31, 2015, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date or a reduction of the stated interest rate.

During the three months ended March 31, 2016 there were no new restructurings classified as TDRs.

The following table presents information regarding troubled debt restructurings by class for the three months ended March 31, 2015. Newly classified troubled debt restructurings are as follows:

	March 31, 2015
	Number of Contracts	Pre- Modification Balance	Post- Modification Balance
		(In thousands)
Real estate
Residential
Commercial	1	$42	$42
Construction and land	-	-	-
Commercial business	-	-	-
Consumer	-	-	-

	1	$42	$42

Newly restructured loans by type of modification are as follows for the three months ended March 31, 2015:

	Interest Only	Term	Combination	Total Modification
	(In thousands)
March 31, 2015

Real estate
Residential
Commercial	$-	$42	$-	$42
Construction and land	-	-	-	-
Commercial business	-	-	-	-
Consumer	-	-	-	-

	$-	$42	$-	$42

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The troubled debt restructurings described above did not increase the allowance for loan losses or result in a charge-off during the three months ended March 31, 2015.

The Company had no troubled debt restructurings modified in the twelve months ended March 31, 2016 and 2015 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Foreclosed real estate held for sale consisted of residential real estate at March 31, 2016 and December 31, 2015. There were $567,000 and $423,000 of residential real estate loans in the process of foreclosure at March 31, 2016 and December 31, 2015, respectively.

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

At March 31, 2016 and December 31, 2015, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

Basel III was effective for the Company on January 1, 2015. Basel III requires the Company and the Bank to maintain minimum amounts and ratios of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Company must hold a capital conservation buffer above the adequately capitalized common equity tier 1 capital to risk-weighted assets ratio. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Under Basel III, the Company and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

Management believes, as of March 31, 2016 and December 31, 2015, that the Bank meets all capital adequacy requirements, including the current phased-in capital conservation buffer to which it is subject.

As of March 31, 2016 and December 31, 2015, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2016
Total Capital (to Risk-Weighted Assets)	$13,900	20.8%	$5,341	8.0%	$6,677	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	$13,061	19.6%	$4,006	6.0%	$5,341	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$13,061	19.6%	$3,005	4.5%	$4,340	6.5%

Tier I Leverage Capital (to Average Total Assets)	$13,061	13.6%	$3,849	4.0%	$4,812	5.0%

As of December 31, 2015
Total Capital (to Risk-Weighted Assets)	$14,072	21.3%	$5,295	8.0%	$6,618	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	$13,241	20.0%	$3,971	6.0%	$5,295	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$13,241	20.0%	$2,978	4.5%	$4,302	6.5%

Tier I Leverage Capital (to Average Total Assets)	$13,241	13.9%	$3,801	4.0%	$4,752	5.0%

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Level 3	Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at March 31, 2016 and December 31, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016
Impaired loans	$384	$-	$-	$384

December 31, 2015
Impaired loans	$136	$-	$-	$136
Foreclosed assets held for sale	245	-	-	245

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
March 31, 2016
Impaired loans (collateral dependent)	$384	Marketable comparable properties	Marketability discount	10%	-	15%

December 31, 2015
Impaired loans (collateral dependent)	$136	Marketable comparable properties	Marketability discount	10%	-	15%
Foreclosed real estate	245	Marketable comparable properties	Comparability adjustments		9%

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
March 31, 2016
Financial assets
Cash and due from banks	$1,750	$1,750	$1,750	$-	$-
Interest-earning demand deposits	11,657	11,657	11,657	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	74,646	75,155	-	-	75,155
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	204	204	-	204	-
Mortgage servicing rights	317	317	-	-	317
Financial liabilities
Deposits	74,973	75,625	40,622	35,003	-
Advances from the Federal Home Loan Bank	6,927	7,158	-	7,158	-
Accrued interest payable	8	8	-	8	-

December 31, 2015
Financial assets
Cash and due from banks	$7,132	$7,132	$7,132	$-	$-
Interest-earning demand deposits	1,678	1,678	1,678	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	76,575	77,086	-	-	77,086
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	217	217	-	217	-
Mortgage servicing rights	317	317	-	-	317
Financial liabilities
Deposits	72,266	72,708	39,353	33,355	-
Advances from the Federal Home Loan Bank	6,927	7,023	-	7,023	-
Accrued interest payable	11	11	-	11	-

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Due from Banks and Interest-earning Demand Deposits

The carrying amount approximates fair value.

Interest-earning Time Deposits in Banks

The carrying amount approximates fair value.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09,”Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-02-12, “Narrow-Scope Improvements and Practical Expedients” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

The amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The Company is currently evaluating the impact of adopting the guidance.

FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7:	Loss Per Share

Basic loss per share (“EPS”) is calculated by dividing net loss applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released.

Loss per share for the three months ended March 31, 2016 was $0.40, calculated using 696,600 average shares issued, less 52,353 average unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at March 31, 2016.

Earnings per share disclosures are not applicable to the three-month period ended March 31, 2015, because the Company did not complete the conversion to stock form until October 19, 2015.

Note 8:	Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $5,000 for the three month period ended March 31, 2016.

The stock price at the formation date was $10.00. The aggregate fair value of the 52,353 unallocated shares was $681,000 based on the $13.00 closing price of our common stock on March 31, 2016.

Note 9:	Change in Corporate Form

On October 19, 2015, the Bank converted into a federal stock savings bank structure with the establishment of a stock holding company, New Bancorp, Inc., as parent of the Bank.

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to New Bancorp, Inc. The Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on October 19, 2015 and resulted in the issuance of 696,600 common shares by the Company.

The cost of the Conversion and issuing the capital stock totaled $1.2 million and was deducted from the proceeds of the offering.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2016 and results of operations for the three months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in New Bancorp, Inc.’s Annual Report Form 10-K, as filed with the Securities and Exchange Commission on March 20, 2016.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets. Total assets were $97.7 million at March 31, 2016, an increase of $2.6 million, or 2.8%, compared to December 31, 2015. The increase was due primarily to an increase of $4.6 million in cash and cash equivalents, which was partially offset by a $1.9 million decrease in net loans.

Cash and cash equivalents. Cash and cash equivalents totaled $13.4 million at March 31, 2016, an increase of $4.6 million, or 52.2%, over the balance at December 31, 2015. The Company held cash in anticipation of loan funding needs for loan originations expected to close in the second quarter.

Loans, net. Loans, net decreased $1.9 million, or 2.5%, to $74.6 million at March 31, 2016, from $76.6 million at December 31, 2015. During the three months ended March 31, 2016, we originated $3.7 million of loans, consisting primarily of $2.0 million of one- to four-family residential real estate loans, $944,000 of commercial real estate loans, $628,000 of construction and land loans and $69,000 of consumer loans, and sold $695,000 of loans. During the three months ended March 31, 2016, one- to four-family residential real estate loans increased $718,000, or 1.7%, to $42.7 million at March 31, 2016, from $42.0 million at December 31, 2015, while commercial real estate loans decreased $2.1 million, or 7.9%, to $25.2 million at March 31, 2016 and construction and land loans decreased $236,000, or 3.3% to $7.0 million at March 31, 2016. During the three months ended March 31, 2016, sales of loans originated during the period amounted to $695,000. The Company had no loans held for sale at March 31, 2016 or December 31, 2015.

We continue to pursue a strategy to maximize our income by growing and diversifying our loan portfolio, with an emphasis on increasing our commercial real estate, commercial business and home equity loans, and continually reviewing our existing portfolio for income, liquidity and interest rate risk mitigation opportunities consistent with our strategic objectives. Recent loan originations have been achieved amid strong competition for commercial real estate and residential real estate loans in our market area in the current low interest rate environment, however the decrease in commercial real estate loans resulted primarily from the paydown of an $850,000 line of credit and the sale of two businesses. We also sell certain fixed-rate, 30-year one- to four-family residential real estate loans, primarily on a servicing-retained basis, in transactions with the Federal Home Loan Bank of Indianapolis (“FHLB-Indianapolis”), through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Subject to our ongoing interest rate risk analysis, we generally intend to continue to sell the fixed-rate, 30-year residential real estate loans that we originate.

Bank Owned Life Insurance. At March 31, 2016, our investment in bank owned life insurance was $5.3 million, an increase of $42,000, from December 31, 2015. We invested in bank owned life insurance to provide us with a funding offset for certain benefit plan obligations. While these benefit plans have been terminated and the obligations have been paid, bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital. The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

Foreclosed Real Estate. Foreclosed real estate amounted to $245,000 at both March 31, 2016 and December 31, 2015. At March 31, 2016, our foreclosed real estate consisted of one parcel of residential real estate.

Deposits. Deposits increased $2.7 million, or 3.8%, to $75.0 million at March 31, 2016 from $72.3 million at December 31, 2015. Our core deposits decreased $1.3 million, or 3.2%, to $40.6 million at March 31, 2016 from $39.3 million at December 31, 2015. Certificates of deposit increased $1.4 million, or 4.4%, to $34.4 million at March 31, 2016 from $32.9 million at December 31, 2015. Management intends to focus its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances totaled $6.9 million at both March 31, 2016 and December 31, 2015. The aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.88% at March 31, 2016.

Shareholders’ Equity. Shareholders’ equity decreased $257,000, or 1.7%, to $14.8 million at March 31, 2016 compared to December 31, 2015. The decrease resulted from the net loss of $257,000 during the three months ended March 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. Net loss for the three months ended March 31, 2016 was $257,000, compared to net income of $61,000 for the three months ended March 31, 2015. This $318,000 decrease was primarily due to a $98,000 decrease in noninterest income and a $226,000 increase in noninterest expenses, which were partially offset by a $6,000 increase in net interest income.

Interest Income. Interest income increased $25,000, or 3.1%, to $837,000 for the three months ended March 31, 2016 from $812,000 for the three months ended March 31, 2015. This increase was solely attributable to a $25,000 increase in interest on loans receivable. The average balance of loans during the three months ended March 31, 2016 increased $3.5 million, or 4.7%, to $76.9 million from $73.4 million for the three months ended March 31, 2015, while the average yield on loans decreased seven basis points to 4.29% for the three months ended March 31, 2016 from 4.36% for the three months ended March 31, 2015. The decrease in average yield on loans was due to lower market interest rates period to period, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of other interest-earning deposits, including certificates of deposit in other banks, decreased $635,000 to $3.0 million for the three months ended March 31, 2016 while the average yield increased by 27 basis points to 1.58% for the three months ended March 31, 2016.

Interest Expense. Total interest expense increased $19,000, or 11.4%, to $186,000 for the three months ended March 31, 2016 from $167,000 for the three months ended March 31, 2015. Interest expense on deposit accounts increased $21,000, or 15.9%, to $153,000 for the three months ended March 31, 2016 from $132,000 for the three months ended March 31, 2015. The increase was primarily due to an increase of $6.2 million, or 9.8%, in the average balance of deposits to $69.2 million for the three months ended March 31, 2016 from $63.0 million for the three months ended March 31, 2015, and an increase of four basis points in the average cost of interest-bearing deposits to 0.88% for the three months ended March 31, 2016 from 0.84% for the three months ended March 31, 2015. Interest expense on borrowings decreased $2,000 to $33,000 for the three months ended March 31, 2016 from $35,000 for the three months ended March 31, 2015. The average balance of borrowings decreased $1.3 million to $6.9 million for the three months ended March 31, 2016 compared to $8.2 million for the three months ended March 31, 2015, while the average cost of these borrowings increased to 1.91% for the three months ended March 31, 2016 from 1.70% for the three months ended March 31, 2015.

Net Interest Income. Net interest income increased $6,000, or 0.9%, to $651,000 for the three months ended March 31, 2016 compared to $645,000 for the three months ended March 31, 2015. The interest rate spread was 3.21% for the three months ended March 31, 2016 compared to 3.27% for the three months ended March 31, 2015.

Our net interest margin was 3.26% for the three months ended March 31, 2016 compared to 3.35% for the three months ended March 31, 2015.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended March 31, 2016 and 2015. The allowance for loan losses was $1.2 million, or 1.52% of total loans, at March 31, 2016, compared to $1.1 million, or 1.64% of total loans, at March 31, 2015. Total nonperforming loans were $1.3 million at March 31, 2016, compared to $966,000 at March 31, 2015. Classified (substandard, doubtful and loss) loans were $3.1 million at March 31, 2016 and $3.9 million at March 31, 2015, and total loans past due greater than 30 days were $1.1 million and $997,000 at those respective dates. We had no charge-offs or recoveries during either of the three months ended March 31, 2016 and 2015. As a percentage of nonperforming loans, the allowance for loan losses was 91.7% at March 31, 2016 compared to 118.7% at March 31, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income decreased $98,000, or 39.8%, to $148,000 for the three months ended March 31, 2016 from $246,000 for the three months ended March 31, 2015. The decrease was primarily due to a decrease of $83,000 in gains on sales of loans. The gain on sales of loans amounted to $18,000 during the three months ended March 31, 2016, compared to $101,000 in the year earlier period, due primarily to a $3.1 million decrease in the volume of loan sales period-to-period.

Non-Interest Expense. Non-interest expense increased $226,000, or 27.2%, to $1.1 million for the three months ended March 31, 2016 compared to $830,000 for the three months ended March 31, 2015. The increase was due primarily to a $123,000, or 27.8%, increase in salaries and employee benefits and a $72,000, or 138.5%, increase in professional services. Two new commercial loan officers, one of whom is focused on SBA lending, were hired and additional professional fees were incurred in connection with these new positions. The increase in professional services was due primarily to the additional expenses related to the reporting requirements as a public stock company.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. The Company did not record a federal income tax provision during either of the three month periods ended March 31, 2016 and 2015. The federal income tax provision was affected by the full impairment valuation allowance recorded on the Company’s net deferred tax assets in both 2016 and 2015. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both March 31, 2016 and 2015. The Company has a total valuation allowance on its net deferred tax assets of $4.4 million at March 31, 2016. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans and advances from the FHLB-Indianapolis. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

      Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1,000 and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by investing activities, which consists primarily of net change in loans receivable was $1.9 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities, which is comprised of net change in deposits, was $2.7 million and $891,000 for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $13.1 million, or 13.6% of adjusted average assets, which is above the required level of $3.8 million or 4.0%; total risk-based capital of $13.9 million, or 20.8% of risk-weighted assets, which is above the required level of $5.3 million, or 8.0%; and common equity Tier 1 capital of $13.1 million, or 19.6% of risk-weighted assets, which is above the required level of $3.0 million, or 4.5% of risk-weighted assets. Accordingly New Buffalo Savings Bank was categorized as well capitalized at March 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2016, we had outstanding commitments to originate loans of $226,000 and lines of credit of $3.3 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2016 totaled $14.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

NEW BANCORP, INC.

Date: May 13, 2016	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: May 13, 2016	/s/ Russell N. Dahl
Russell N. Dahl
Chief Financial Officer