Form 10-Q
period 2016-06-30
New Bancorp, Inc.
filed 2016-08-15
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

YES [   ]     NO [X]

As of August 12, 2016, the latest practicable date, 696,600 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

New Bancorp, Inc.

Condensed Consolidated Balance Sheets

June 30, 2016 (Unaudited) and December 31, 2015

(In thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$1,763	$7,132
Interest-earning demand deposits	1,645	1,678
Federal funds sold	5,817	-

Cash and cash equivalents	9,225	8,810

Interest-earning time deposits in banks	992	992
Loans held for sale	370	-
Loans, net of allowance for loan losses of $1,196 and $1,155 at June 30, 2016 and December 31, 2015	76,369	76,575
Premises and equipment	2,004	2,024
Federal Home Loan Bank stock	468	468
Foreclosed real estate held for sale, net	-	245
Accrued interest receivable	188	217
Bank owned life insurance	5,332	5,247
Mortgage servicing rights	422	317
Prepaid expenses and other assets	4,231	150

Total assets	$99,601	$95,045

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$24,290	$20,435
Savings and money market accounts	18,780	18,918
Time	33,580	32,913

Total deposits	76,650	72,266

Federal Home Loan Bank advances	6,927	6,927
Accrued nonqualified benefit plans	132	139
Other liabilities	1,091	639

Total liabilities	84,800	79,971

Commitments and Contigencies	-	-

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	44	44

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 696,600 shares issued and outstanding	7	7
Additional paid-in capital	5,754	5,754
Unearned ESOP shares	(523)	(523)
Retained earnings	9,563	9,836

Total shareholders' equity	14,801	15,074

Less maximum cash obligation related to ESOP shares	(44)	(44)
Total shareholders' equity less maximum cash obligation related to ESOP shares	14,757	15,030

Total liabilities and shareholders' equity	$99,601	$95,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Loans	$808	$782	$1,633	$1,582
Interest-bearing deposits	15	9	27	21

Total interest income	823	791	1,660	1,603

Interest Expense
Deposits	150	155	303	287
Borrowings	33	34	66	69

Total interest expense	183	189	369	356

Net Interest Income	640	602	1,291	1,247

Provision for Loan Losses	-	-	-	-

Net Interest Income After Provision for Loan Losses	640	602	1,291	1,247

Noninterest Income
Service charges and fees	79	88	141	155
Gain on sale of loans	317	144	335	245
Gain+A44 on sale of foreclosed real estate, net	14	-	14	-
Income from bank owned life insurance	43	41	85	82
Loan servicing fees, net	10	24	28	38
Other operating	9	7	17	30
			-	-
Total noninterest income	472	304	620	550

Noninterest Expense
Salaries and employee benefits	610	456	1,176	899
Occupancy and equipment	115	117	232	241
Data processing fees	101	97	202	193
Franchise taxes	10	10	19	19
FDIC insurance premiums	19	19	39	37
Insurance premiums	11	13	24	25
Professional services	128	48	252	100
Impairment losses and expenses of foreclosed real estate	-	31	5	40
Other	134	75	235	142

Total noninterest expense	1,128	866	2,184	1,696

Income (Loss) Before Federal Income Taxes (Credits)	(16)	40	(273)	101

Federal Income Taxes	-	-	-	-

Net Income (Loss)	$(16)	$40	$(273)	$101

Loss per share - basic and diluted	$(0.02)	N/A	$(0.42)	N/A

Weighted-average shares outstanding - basic and diluted	644,247	N/A	644,247	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$(16)	$40	$(273)	$101

Other comprehensive income:	-	-	-	-

Comprehensive income (loss)	$(16)	$40	$(273)	$101

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2016

(In thousands)

	Common Stock	Additional Paid In Capital	Shares Acquired by ESOP	Retained Earnings	Maximum Cash Obligation Related to ESOP Shares	Total

Balance at January 1, 2016	$7	$5,754	$(523)	$9,836	$(44)	$15,030

Net loss for the six months ended June 30, 2016	-	-	-	(273)	-	(273)

Balance at June 30, 2016	$7	$5,754	$(523)	$9,563	$(44)	$14,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2016 and 2015

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income (loss)	$(273)	$101
Items not requiring (providing) cash:
Depreciation and amortization	73	105
Amortization of deferred loan origination fees and costs, net	-	4
Gain on sale of foreclosed real estate	(14)	-
Gain on sale of loans originated for sale	(335)	(245)
Proceeds from sales of loans originated for sale	1,955	6,105
Loans originated for sale	(6,117)	(6,077)
Increase in cash surrender value of life insurance	(85)	(82)
Impairment loss on foreclosed real estate	-	7
Changes in:
Accrued interest receivable	29	(1)
Prepaid expenses and other assets	(79)	(309)
Other liabilities	445	(2,295)

Net cash used in operating activities	(4,401)	(2,687)

Investing Activities
Proceeds from sales of loans	-	2,135
Net change in loans	206	(2,043)
Proceeds from redemption of FHLB stock	-	210
Purchase of premises and equipment	(33)	(12)
Proceeds from sale of foreclosed assets	259	-

Net cash provided by investing activities	432	290

Financing Activities
Net increase in deposits	4,384	5,441
Net change in federal funds purchased	-	(2,500)

Net cash provided by financing activities	4,384	2,941

Increase in Cash and Cash Equivalents	415	544

Cash and Cash Equivalents, Beginning of Period	8,810	7,981

Cash and Cash Equivalents, End of Period	$9,225	$8,525

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$377	$355

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$-	$338

Transfers from loans to loans held for sale	$-	$2,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying condensed consolidated balance sheet of New Bancorp, Inc. (the Company) as of December 31, 2015, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2015 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited consolidated financial statements have been included to present fairly the financial position as of June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2016 and 2015 herein, are not necessarily indicative of the results of operations to be expected for the year, ending December 31, 2016.

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

The Company had no investment securities at June 30, 2016 and December 31, 2015. The Company had no sales of investment securities during the three and six month periods ended June 30, 2016 and 2015.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Classes of loans at June 30, 2016 and December 31, 2015 include:

	June 30, 2016	December 31, 2015
	(In thousands)
Real estate loans
Residential	$43,378	$41,972
Commercial	25,882	27,319
Construction and land	7,094	7,196
Commercial business	462	1,354
Consumer and other	806	321

Total loans	77,622	78,162

Less:
Net deferred loan fees, premiums and discounts	(57)	(2)
Undisbursed loans in process	-	(430)
Allowance for loan losses	(1,196)	(1,155)

Net loans	$76,369	$76,575

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential Real Estate: The residential real estate loans are generally secured by owner-occupied 1-4 family residences. The Bank’s portfolio of home equity loans totaled $4.3 million and $4.2 million at June 30, 2016 and December 31, 2015, respectively, the preponderance of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30, 2016
	Real Estate
	Residential	Commercial	Construction and Land	Commercial Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance, April 1, 2016	$739	$311	$91	$7	$7	$1,155
Provision for loan losses	27	20	(44)	(1)	(2)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	41	-	-	41

Balance, June 30, 2016	$766	$331	$88	$6	$5	$1,196

	For the Six Months Ended June 30, 2016
	Real Estate
	Residential	Commercial	Construction and Land	Commercial Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance, January 1, 2016	$648	$383	$102	$19	$3	$1,155
Provision for loan losses	118	(52)	(55)	(13)	2	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	41	-	-	41

Balance, June 30, 2016	$766	$331	$88	$6	$5	$1,196

	For the Three Months Ended June 30, 2015
	Real Estate
	Residential	Commercial	Construction and Land	Commercial Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance, April 1, 2015	$564	$432	$123	$22	$6	$1,147
Provision for loan losses	27	(11)	(17)	1	0	-
Charge-offs	-	-	-	-	-	-
Recoveries	8	-	-	-	-	8

Balance, June 30, 2015	$599	$421	$106	$23	$6	$1,155

	For the Six Months Ended June 30, 2015
	Real Estate
	Residential	Commercial	Construction and Land	Commercial Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance, January 1, 2015	$575	$418	$126	$23	$5	$1,147
Provision for loan losses	16	3	(20)	0	1	-
Charge-offs	-	-	-	-	-	-
Recoveries	8	-	-	-	-	8

Balance, June 30. 2015	$599	$421	$106	$23	$6	$1,155

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2016 and December 31, 2015:

	At June 30, 2016
	Real Estate
	Residential	Commercial	Construction and Land	Commercial Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$79	$-	$-	$-	$-	$79

Ending balance, collectively evaluated for impairment	$687	$331	$88	$6	$5	$1,117

Loans:
Ending balance	$43,378	$25,882	$7,094	$462	$806	$77,622

Ending balance; individually evaluated for impairment	$1,735	$240	$1,547	$-	$-	$3,522

Ending balance; collectively evaluated for impairment	$41,643	$25,642	$5,547	$462	$806	$74,100

	At December 31, 2015
	Real Estate
	Residential	Commercial	Construction and Land	Commercial Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$20	$-	$-	$-	$-	$20

Ending balance, collectively evaluated for impairment	$628	$383	$102	$19	$3	$1,135

Loans:
Ending balance	$41,972	$27,319	$7,196	$1,354	$321	$78,162

Ending balance; individually evaluated for impairment	$1,763	$229	$1,751	$-	$-	$3,743

Ending balance; collectively evaluated for impairment	$40,209	$27,090	$5,445	$1,354	$321	$74,419

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Real Estate
	Residential	Commercial	Construction and Land	Commercial Business	Consumer	Total
	(In thousands)
Pass	$41,746	$24,747	$7,094	$462	$786	$74,835
Special mention/Watch	647	-	-	-	20	667
Substandard	985	1,135	-	-	-	2,120
Doubtful	-	-	-	-	-	-

Total	$43,378	$25,882	$7,094	$462	$806	$77,622

	December 31, 2015
	Real Estate
	Residential	Commercial	Construction and Land	Commercial Business	Consumer	Total
	(In thousands)
Pass	$39,842	$26,178	$7,022	$1,354	$294	$74,690
Special mention/Watch	686	529	8	-	27	1,250
Substandard	1,444	612	166	-	-	2,222
Doubtful	-	-	-	-	-	-

Total	$41,972	$27,319	$7,196	$1,354	$321	$78,162

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)
Real estate
Residential	$101	$-	$426	$532	$42,846	$43,378	$-
Commercial	-	5	-	-	25,882	25,882	-
Construction and land	-	-	-	-	7,094	7,094	-
Commercial business	-	-	-	-	462	462	-
Consumer	-	-	-	-	806	806	-

Total	$101	$5	$426	$532	$77,090	$77,622	$-

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)
Real estate
Residential	$455	$100	$598	$1,153	$40,819	$41,972	$-
Commercial	-	7	-	7	27,312	27,319	-
Construction and land	-	-	166	166	7,030	7,196	-
Commercial business	-	-	-	-	1,354	1,354	-
Consumer	-	-	-	-	321	321	-

Total	$455	$107	$764	$1,326	$76,836	$78,162	$-

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

						For the three Months Ended
	As of and for the three months ended June 30, 2016					June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance of Impaired Loans	Interest Income Recognized	Average Balance of Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,274	$1,308	$-	$1,280	$14	$1,415	$14
Commercial	240	240	-	241	4	252	3
Construction and land	1,547	1,547	-	1,554	21	1,832	21
Commercial business	-	-	-		-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	461	478	79	468	7	31	-
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$3,522	$3,572	$79	$3,543	$46	$3,530	$38

						For the six Months Ended
	As of and for the six months ended June 30, 2016					June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance of Impaired Loans	Interest Income Recognized	Average Balance of Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,274	$1,308	$-	$1,286	$28	$1,413	$31
Commercial	240	240	-	237	8	239	8
Construction and land	1,547	1,547	-	1,562	42	1,840	43
Commercial business	-	-	-		-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	461	478	79	469	8	33	2
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$3,522	$3,572	$79	$3,554	$86	$3,525	$84

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

The following table presents the Company’s nonaccrual loans at June 30, 2016 and December 31, 2015. The table excludes performing troubled debt restructurings.

	June 30, 2016	December 31, 2015
	(In thousands)

Real estate loans
Residential	$985	$987
Commercial	5	7
Construction and land	-	166
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$990	$1,160

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

At June 30, 2016 and December 31, 2015, the Company had certain loans that were modified as troubled debt restructurings (TDRs) and were impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date or a reduction of the stated interest rate.

During the three and six months ended June 30, 2016 there were no new loan modifications classified as troubled debt restructurings. There were no new loan modifications classified as TDRs during the three months ended June 30, 2015.

The following table presents information regarding TDRs by class for the six months ended June 30, 2015. Newly classified TDRs during the six months ended June 30, 2015 were as follows:

June 30, 2015 (Unaudited)
	Number of Contracts	Pre- Modification Balance	Post- Modification Balance
(In thousands)

Real estate
Residential	-	$-	$-
Commercial	1	42	42
Construction and land	-	-	-
Commercial business	-	-	-
Consumer	-	-	-

	1	$42	$42

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The TDRs described above did not increase the allowance for loan losses or result in a charge-off during the three and six months ended June 30, 2015.

The Company had no TDRs modified in the twelve months ended June 30, 2016 and 2015 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Foreclosed real estate held for sale consisted of residential real estate at December 31, 2015. There were $342,000 and $423,000 of residential real estate loans in the process of foreclosure at June 30, 2016 and December 31, 2015, respectively.

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

At June 30, 2016 and December 31, 2015, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

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

Management believes, as of June 30, 2016 (unaudited) and December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2016 (unaudited) and December 31, 2015, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2016
Total Capital
(to Risk-Weighted Assets)	$14,079	18.3%	$6,142	8.0%	$7,678	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$13,116	17.1%	$4,607	6.0%	$6,142	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$13,116	17.1%	$3,455	4.5%	$4,990	6.5%

Tier I Leverage Capital
(to Average Total Assets)	$13,116	13.3%	$3,946	4.0%	$4,932	5.0%

As of December 31, 2015
Total Capital
(to Risk-Weighted Assets)	$14,072	21.3%	$5,295	8.0%	$6,618	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$13,241	20.0%	$3,971	6.0%	$5,295	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$13,241	20.0%	$2,978	4.5%	$4,302	6.5%

Tier I Leverage Capital
(to Average Total Assets)	$13,241	13.9%	$3,801	4.0%	$4,752	5.0%

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2016 and December 31, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2016
Impaired loans	$382	$-	$-	$382

December 31, 2015
Impaired loans	$136	$-	$-	$136
Foreclosed assets held for sale	$245	$-	$-	$245

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
June 30, 2016
Impaired loans (collateral dependent)	$382	Marketable comparable properties	Marketability discount	9%	-	15%

December 31, 2015
Impaired loans (collateral dependent)	$136	Marketable comparable properties	Marketability discount	10%	-	15%
Foreclosed real estate	245	Marketable comparable properties	Comparability adjustments		9%

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
June 30, 2016
Financial assets
Cash and due from banks	$1,763	$1,763	$1,763	$-	$-
Interest-earning demand deposits	1,645	1,645	1,645	-	-
Federal funds sold	5,817	5,817	5,817	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans held for sale	370	370	-	-	370
Loans, net	76,369	76,902	-	-	76,902
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	188	188	-	188	-
Mortgage servicing rights	422	422	-	-	422
Financial liabilities
Deposits	76,650	77,334	43,070	34,264	-
Advances from the Federal Home Loan Bank	6,927	7,158	-	7,158	-
Accrued interest payable	3	3	-	3	-

December 31, 2015
Financial assets
Cash and due from banks	$7,132	$7,132	$7,132	$-	$-
Interest-earning demand deposits	1,678	1,678	1,678	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	76,575	77,086	-	-	77,086
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	217	217	-	217	-
Mortgage servicing rights	317	317	-	-	317
Financial liabilities
Deposits	72,266	72,708	39,353	33,355	-
Advances from the Federal Home Loan Bank	6,927	7,023	-	7,023	-
Accrued interest payable	11	11	-	11	-

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Due from Banks, Interest-earning Demand Deposits and Federal Funds Sold

The carrying amount approximates fair value.

Interest-earning Time Deposits in Banks

The carrying amount approximates fair value.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Loans, net

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

Loans Held for Sale

The carrying amount approximates fair value due to the insignificant time between origination and sale.

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

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-02-12, “Narrow-Scope Improvements and Practical Expedients” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

The amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The Company is currently evaluating the impact of adopting the guidance.

FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

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

FASB ASU 2016-02, Leases

In February 2016 the FASB issued ASU 2016-02, “Leases”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

FASB ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. The amendments in this Update replace the incurred loss model with a methodology that reflects expedited credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company's financial position and results of operations.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7:	Loss Per Share

Basic loss per share (“LPS”) is calculated by dividing net loss applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for basic and diluted LPS calculations until they are committed to be released.

Loss per share for the three and six months ended June 30, 2016 was $0.02 and $0.42, respectively, calculated using 696,600 average shares issued, less 52,353 unallocated average shares held by the ESOP for each period. The Company had no dilutive or potentially dilutive securities at June 30, 2016.

Earnings per share disclosures are not applicable to the three- and six-month periods ended June 30, 2015, because the Company did not complete the conversion to stock form until October 19, 2015.

Note 8:	Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $8,000 and $13,000 for the three and six-month periods ended June 30, 2016, respectively.

The stock price at the formation date was $10.00. The aggregate fair value of the 52,353 unallocated shares was $672,000 based on the $12.84 closing price of our common stock on June 30, 2016.

Note 9:	Change in Corporate Form

On October 19, 2015, the Bank converted into a federal stock savings bank and established a stock holding company, New Bancorp, Inc., as parent of the Bank.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2016 and results of operations for the three- and six-months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in New Bancorp, Inc.’s Annual Report Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets. Total assets were $99.6 million at June 30, 2016, an increase of $4.6 million, or 4.8%, compared to December 31, 2015. As discussed later, the increase was due primarily to an increase of $4.1 million in other assets.

Cash and cash equivalents. Cash and cash equivalents totaled $9.2 million at June 30, 2016, an increase of $415,000, or 4.7% from $8.8 million at December 31, 2015. The Company held cash in anticipation of loan funding needs for loan originations expected to close in the third quarter.

Loans, net. Loans, net decreased $206,000, or 0.3%, to $76.2 million at June 30, 2016, from $76.4 million at December 31, 2015. During the six months ended June 30, 2016, we originated $12.6 million of loans, consisting primarily of $5.7 million of one- to four-family residential real estate loans, $5.0 million of commercial real estate loans, $1.5 million of construction and land loans, $128,000 commercial business and $81,000 of consumer loans, and sold $5.9 million of loans. During the six months ended June 30, 2016, one- to four-family residential real estate loans increased $1.4 million or 3.3%, to $43.4 million at June 30, 2016, from $42.0 million at December 31, 2015, while commercial real estate loans decreased $1.4 million, or 5.3%, to $25.9 million at June 30, 2016 and commercial business loans decreased $892,000, or 65.9%, to $462,000 at June 30, 2016. During the six months ended June 30, 2016, sales of loans originated during the period amounted to $5.7 million. The Company had loans held for sale of $370,000 at June 30, 2016 compared to no loans held for sale at December 31, 2015.

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

Further, as a result of the addition to our senior lending staff of a commercial loan officer with a specialization in Small Business Administration lending, we have begun to originate loans that comply with that agency’s standards. During the three months ended June 30, 2016, we originated $4.9 million of such loans and have sold $3.7 million of those loans, retaining servicing on those loans. We intend to continue to pursue growth and volume in Small Business Administration lending.

Bank Owned Life Insurance. At June 30, 2016, our investment in bank owned life insurance was $5.3 million, an increase of $85,000, from December 31, 2015. We invested in bank owned life insurance to provide us with a funding offset for certain benefit plan obligations. While these benefit plans have been terminated and the obligations have been paid, bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital. The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

Foreclosed Real Estate. The Company held no foreclosed real estate at June 30, 2016, a decrease of $245,000 from December 31, 2015. At December 31, 2015, our foreclosed real estate consisted of one parcel of residential real estate, which was sold during the 2016 six-month period.

Other Assets. Other assets increased $4.1 million to $4.2 million at June 30, 2016, compared to December 31, 2015. The increase was comprised of a receivable for proceeds from sales of the guaranteed portion of the SBA loans prior to quarter end. The funds were received in the period after June 30, 2016.

Deposits. Deposits increased $4.4 million, or 6.1%, to $76.7 million at June 30, 2016 from $72.3 million at December 31, 2015. Our core deposits increased $3.7 million, or 9.4%, to $43.1 million at June 30, 2016 from $39.4 million at December 31, 2015. Certificates of deposit increased $667,000, or 2.0%, to $33.6 million at June 30, 2016 from $32.9 million at December 31, 2015. Management intends to focus its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances totaled $6.9 million at both June 30, 2016 and December 31, 2015. The aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.88% at June 30, 2016, compared to the Bank’s cost of deposits of 0.82% at that date.

Shareholders’ Equity. Shareholders’ equity decreased $273,000, or 1.8%, to $14.8 million at June 30, 2016 compared to December 31, 2015. The decrease resulted from the net loss of $273,000 during the six months ended June 30, 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General. Net loss for the three months ended June 30, 2016 was $16,000, a decrease of $56,000 from the net income of $40,000 for the three months ended June 30, 2015. The decrease was primarily due to a $262,000 increase in noninterest expenses, which was partially offset by a $38,000 increase in net interest income and a $168,000 increase in noninterest income.

Interest Income. Interest income increased $32,000, or 4.0%, to $823,000 for the three months ended June 30, 2016 from $791,000 for the three months ended June 30, 2015. This increase was attributable to a $26,000 increase in interest on loans receivable. The average balance of loans during the three months ended June 30, 2016 increased $4.0 million, or 5.5%, to $76.4 million from $72.4 million for the three months ended June 30, 2015, while the average yield on loans decreased nine basis points to 4.23% for the three months ended June 30, 2016 from 4.32% for the three months ended June 30, 2015. The decrease in average yield on loans was due to lower market interest rates period to period, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of other interest-earning assets, including certificates of deposit in other banks and federal funds sold increased $7.4 million to $12.3 million for the three months ended June 30, 2016 while the average yield decreased by 25 basis points to 0.49% for the three months ended June 30, 2015.

 Interest Expense. Total interest expense decreased $6,000, or 3.2%, to $183,000 for the three months ended June 30, 2016 from $189,000 for the three months ended June 30, 2015. Interest expense on deposit accounts decreased $5,000, or 3.2%, to $150,000 for the three months ended June 30, 2016 from $155,000 for the three months ended June 30, 2015. The decrease was primarily due to a decrease of 16 basis points in the average cost of certificates of deposit for the three months ended June 30, 2016 from 1.80% for the three months ended June 30, 2015. Interest expense on borrowings decreased $1,000 to $33,000 for the three months ended June 30, 2016 from $34,000 for the three months ended June 30, 2015. The average balance of borrowings remained unchanged at $6.9 million for the three months ended June 30, 2016 and 2015, while the average cost of these advances decreased five basis points to 1.91% for the three months ended June 30, 2016.

Net Interest Income. Net interest income increased $38,000, or 6.3%, to $640,000 for the three months ended June 30, 2016 compared to $602,000 for the three months ended June 30, 2015. The interest rate spread was 2.74% for the three months ended June 30, 2016 compared to 3.08% for the three months ended June 30, 2015. The decrease was due to the average balance of federal funds sold increasing $9.1 million funded by deposit growth in anticipation of near term lending.

Our net interest margin was 2.89% for the three months ended June 30, 2016 compared to 3.11% for the three months ended June 30, 2015.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended June 30, 2016 and 2015. The allowance for loan losses was $1.2 million, or 1.54% of total loans, at June 30, 2016, compared to $1.2 million, or 1.55% of total loans, at June 30, 2015. Total nonperforming loans were $990,000 at June 30, 2016, compared to $1.3 million at June 30, 2015. Classified loans were $2.8 million at June 30, 2016, and $3.1 million at June 30, 2015, and total loans past due greater than 30 days were $532,000 and $1.1 million at those respective dates. We had a recovery of $41,000 for the three months ending June 30, 2016 and no charge-offs or recoveries during the three months ended March 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 120.8% at June 30, 2016 compared to 91.7% at June 30, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $168,000, or 55.3%, to $472,000 for the three months ended June 30, 2016 from $304,000 for the three months ended June 30, 2015. The increase was primarily due to an increase of $173,000 in gains on sales of loans to $317,000 during the three months ended June 30, 2016, compared to $144,000 in the year earlier period. During the three months ended June 30, 2016, the Company originated $4.9 million of Small Business Administration loans and sold $3.7 million of these loans, realizing a gain of $281,000.

Non-Interest Expense. Non-interest expense increased $262,000, or 30.3%, to $1.1 million for the three months ended June 30, 2016 compared to $866,000 for the three months ended June 30, 2015. The increase was due primarily to a $154,000, or 33.8%, increase in salaries and employee benefits and an $80,000, or 166.7%, increase in professional services. The increase in salaries and employee benefits was due primarily to the addition of new officers, including fees incurred, and increased costs related to employee benefits and the new ESOP. In accordance with our strategic plans to grow our core deposit base and to expand our emphasis on Small Business Administration lending and our commercial lending in the Detroit metropolitan area to our east, we added a director of retail banking and two loan officers to our loan origination staff. The increase in professional services was due primarily to the additional expenses related to the reporting requirements as a public stock company.

Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. The Company did not record a federal income tax provision during either of the three month periods ended June 30, 2016 and 2015. The federal income tax provision was affected by the full impairment valuation allowance recorded on the Company’s net deferred tax assets in both 2016 and 2015. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both June 30, 2016 and 2015. The Company has a total valuation allowance on its net deferred tax assets of $4.4 million at June 30, 2016. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. Net loss for the six months ended June 30, 2016 was $273,000, compared to net income of $101,000 for the six months ended June 30, 2015, a decrease of $374,000. The net loss was primarily due to a $488,000 increase in noninterest expenses, partially offset by a $70,000 increase in net interest income and a $44,000 increase in noninterest income.

Interest Income. Interest income increased $57,000, or 3.6%, to $1.7 million for the six months ended June 30, 2016 from $1.6 million for the six months ended June 30, 2015. This increase was attributable to a $51,000 increase in interest on loans receivable and a $6,000 increase in interest on other interest-earning deposits. The average balance of loans, including loans held for sale during the six months ended June 30, 2016, increased $3.6 million, or 4.9%, to $76.6 million from $73.0 million for the six months ended June 30, 2015, while the average yield on loans decreased seven basis points to 4.26% for the six months ended June 30, 2016 from 4.33% for the six months ended June 30, 2015 reflecting lower market interest rates, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of other interest-earning assets, including certificates of deposit in other banks and federal funds sold, increased $5.4 million to $9.8 million for the six months ended June 30, 2016 from $4.5 million for the six months ended June 30, 2015.

Interest Expense. Total interest expense increased $13,000, or 3.7%, to $369,000 for the six months ended June 30, 2016 from $356,000 for the six months ended June 30, 2015. Interest expense on deposit accounts increased $16,000, or 5.6%, to $303,000 for the six months ended June 30, 2016 from $287,000 for the six months ended June 30, 2015. The increase was primarily due to an decrease of seven basis points in the average cost of interest-bearing deposits to 0.81% for the six months ended June 30, 2016 from 0.88% for the six months ended June 30, 2015, partially offset by an increase of $9.1 million, or 13.9%, in the average balance of deposits to $74.6 million for the six months ended June 30, 2016 from $65.4 million for the six months ended June 30, 2015. Interest expense on borrowings decreased to $66,000 for the six months ended June 30, 2016 from $69,000 for the six months ended June 30, 2015 due to short-term borrowing cost in the first quarter of 2015.

Net Interest Income. Net interest income increased $44,000, or 3.5%, to $1.3 million for the six months ended June 30, 2016 compared to $1.2 million for the six months ended June 30, 2015. The increase was due to an increase in our average net interest-earning assets of $9.0 million period to period offset by a 33 basis point decrease in the interest rate spread to 2.84% for the six months ended June 30, 2016 from 3.17% for the six months ended June 30, 2015. The decrease was due to the average balance of federal funds sold increasing $6.9 million funded by deposit growth in anticipation of near-term loan originations.

Our net interest margin increased to 2.99% for the six months ended June 30, 2016 from 3.22% for the six months ended June 30, 2015 further reflecting the shift in our interest-earning assets.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for the six months ended June 30, 2016 and 2015. The allowance for loan losses was $1.2 million, or 1.54% of total loans, at June 30, 2016, compared to $1.2 million, or 1.55% of total loans, at June 30, 2015. Total nonperforming loans were $990,000 at June 30, 2016, compared to $1.3 million at June 30, 2015. Classified (substandard, doubtful and loss) loans were $2.8 million at June 30, 2016 and $3.1 million at June 30, 2015, and total loans past due greater than 30 days were $532,000 and $1.1 million at those respective dates. We had a recovery of $41,000 for the six months ending June 30, 2016 and no charge-offs or recoveries during the six months ended June 30, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 120.8% at June 30, 2016 compared to 91.7% at June 30, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2016 and December 31, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $70,000, or 12.7%, to $620,000 for the six months ended June 30, 2016 from $550,000 for the six months ended June 30, 2015. The increase was primarily due to an increase of $90,000 in gains on sales of loans to $335,000 in the six months ended June 30, 2016, compared to $245,000 in the year earlier period. During the six months ended June 30, 2016, the Company originated $4.9 million of Small Business Administration loans and sold $3.7 million of these loans. These sales resulted in gains on sale of $281,000.

Non-Interest Expense. Non-interest expense increased $488,000, or 28.8%, to $2.2 million for the six months ended June 30, 2016 compared to $1.7 million for the six months ended June 30, 2015. The increase was due primarily to a $277,000, or 30.8%, increase in salaries and employee benefits and a $152,000, or 152.0%, increase in professional services. The increase in salaries and employee benefits was due primarily to the addition of new commercial loan officers, including professional fees incurred, and increased costs related to employee benefits, including the new ESOP. In accordance with our strategic plans to expand our emphasis on Small Business Administration (SBA) lending and our commercial loan emphasis in the Detroit metropolitan area to our east, we added two loan officers to our loan origination staff. The increase in professional services was due primarily to the additional expenses related to the reporting requirements as a public stock company. Non-interest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. We did not record a federal income tax provision during either of the six month periods ended June 30, 2016 and 2015. The federal income tax provision was affected by the full impairment valuation allowance recorded on our net deferred tax assets in both the 2016 and 2015 periods. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both June 30, 2016 and 2015. We had a total valuation allowance on its net deferred tax assets of $4.4 million at June 30, 2016. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans, and proceeds from the sale of loans and advances from the FHLB-Indianapolis. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $4.4 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by investing activities, which consist primarily of the net change in loans receivable and sale of foreclosed assets was $432,000 and $290,000 for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities, which is comprised of net change in deposits and borrowings, was $4.4 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $13.1 million, or 13.3% of adjusted average assets, which is above the required level of $3.9 million or 4.0%; total risk-based capital of $14.1 million, or 18.3% of risk-weighted assets, which is above the required level of $6.1 million, or 8.0%; and common equity Tier 1 capital of $13.1 million, or 17.1% of risk-weighted assets, which is above the required level of $3.5 million, or 4.5% of risk-weighted assets. Accordingly New Buffalo Savings Bank was categorized as well capitalized at June 30, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2016, we had outstanding commitments to originate loans of $85,000 and lines of credit of $11.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2016 totaled $11.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW BANCORP, INC.

Date: August 15, 2016	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: August 15, 2016	/s/ Russell N. Dahl
Russell N. Dahl
Chief Financial Officer