Form 10-Q
period 2016-09-30
New Bancorp, Inc.
filed 2016-11-15
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, the latest practicable date, 696,600 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

New Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2016 (Unaudited) and December 31, 2015

(In Thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets

Cash and due from banks	$1,495	$7,132
Interest-earning demand deposits	1,772	1,678
Federal funds sold	8,089	-

Cash and cash equivalents	11,356	8,810

Interest-earning time deposits in banks	992	992
Loans, net of allowance, for loan losses of $1,076, and $1,155 at September 30, 2016 and December 31, 2015, respectively	79,477	76,575
Premises and equipment	1,972	2,024
Federal Home Loan Bank stock	468	468
Foreclosed real estate held for sale, net	25	245
Accrued interest receivable	209	217
Bank owned life insurance	5,375	5,247
Mortgage servicing rights	439	317
Prepaid expenses and other assets	207	150

Total assets	$100,520	$95,045

Liabilities and Equity

Liabilities
Deposits
Demand	$27,969	$20,435
Savings and money market accounts	17,314	18,918
Time	32,798	32,913

Total deposits	78,081	72,266

Advances from the Federal Home Loan Bank	6,927	6,927
Accrued nonqualified benefit plans	129	139
Other liabilities	769	639

Total liabilities	85,906	79,971

Commitments and Contingencies	-	-
Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	46	44

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued		-
Common stock, $0.01 par value, 5,000,000 shares authorized, 696,600 shares issued and outstanding	7	7
Additional paid-in capital	5,754	5,754
Unearned ESOP shares	(523)	(523)
Retained earnings	9,376	9,836

Total shareholders' equity	14,614	15,074

Less maximum cash obligation related to ESOP shares	(46)	(44)
Total shareholders' equity less maximum cash obligation related to ESOP shares	14,568	15,030

Total liabilities and equity	$100,520	$95,045

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

(In Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Loans	$855	$790	$2,488	$2,372
Interest-bearing deposits	19	10	46	31

Total interest income	874	800	2,534	2,403

Interest Expense
Deposits	153	157	456	444
Borrowings	20	33	86	102

Total interest expense	173	190	542	546

Net Interest Income	701	610	1,992	1,857

Provision for Loan Losses	-	-	-	-

Net Interest Income After Provision for Loan Losses	701	610	1,992	1,857

Noninterest Income
Service charges and fees	72	76	213	231
Gain on sale of loans	135	62	470	341
Gain (loss) on sale of foreclosed real estate, net	7	(1)	21	(1)
Income from bank owned life insurance	43	42	128	124
Loan servicing fees, net	(4)	13	24	17
Other operating	6	6	23	16

Total noninterest income	259	198	879	728

Noninterest Expense
Salaries and employee benefits	642	467	1,818	1,366
Occupancy and equipment	119	94	351	335
Data processing fees	112	107	314	300
FDIC insurance premiums	18	19	57	56
Insurance premiums	10	13	34	38
Professional services	59	24	311	124
Impairment losses and expenses of foreclosed real estate	-	113	5	133
Other	187	91	441	252

Total noninterest expense	1,147	928	3,331	2,604

Net Loss	$(187)	$(120)	$(460)	$(19)

Loss per share - basic and diluted	$(0.29)	N/A	$(0.71)	N/A

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2016

(In Thousands)

					Maximum Cash
			Shares		Obligation
	Common	Additional	Acquired	Retained	Related to
	Stock	Paid In Capital	by ESOP	Earnings	ESOP Shares	Total

Balance at January 1, 2016	$7	$5,754	$(523)	$9,836	$(44)	$15,030

Maximum cash obligation related to ESOP shares	-	-	-	-	(2)	(2)

Net loss for the nine months ended September 30, 2016	-	-		(460)	-	(460)

Balance at September 30, 2016	$7	$5,754	$(523)	$9,376	$(46)	$14,568

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2016 and 2015

(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(460)	$(19)
Items not requiring (providing) cash
Depreciation and amortization	188	187
Amortization of deferred loan origination fees and costs, net	(3)	4
Gain on sale of loans	(470)	(341)
Proceeds from sales of loans originated for sale	10,906	8,318
Loans originated for sale	(10,607)	(7,852)
(Gain) loss on sale of foreclosed real estate	(21)	1
Impairment loss on foreclosed real estate	-	111
Changes in
Accrued interest receivable	8	(2)
Prepaid expenses and other assets	(57)	(542)
Cash surrender value of life insurance	(128)	(124)
Other liabilities	120	(2,608)

Net cash used in operating activities	(524)	(2,867)

Investing Activities
Proceeds from sales of loans	-	2,135
Net change in loans	(2,924)	(3,360)
Purchase of premises and equipment	(87)	(24)
Proceeds from redemption of FHLB stock	-	210
Proceeds from sale of foreclosed assets	266	166

Net cash used in investing activities	(2,745)	(873)

Financing Activities
Net increase in deposits	5,815	3,424
Net change in federal funds purchased	-	(2,500)
Proceeds from stock subscriptions held in escrow	-	2,378

Net cash provided by financing activities	5,815	3,302

Increase (decrease) in Cash and Cash Equivalents	2,546	(438)

Cash and Cash Equivalents, Beginning of Period	8,810	7,981

Cash and Cash Equivalents, End of Period	$11,356	$7,543

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$547	$553

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to loans held for sale	$-	$2,057
Transfers from loans to real estate acquired through foreclosure	$25	$338

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying condensed consolidated balance sheet of New Bancorp, Inc. (the Company) as of December 31, 2015, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2015 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2016 herein, are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended September 30, 2016 and December 31, 2015, include New Bancorp, Inc. and its wholly-owned subsidiary the New Buffalo Savings Bank “the Bank”, together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of and for the periods ended September 30, 2015 represent the Bank only, as the conversion to stock form, including the formation of New Bancorp, Inc., was completed on October 19, 2015. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2:	Securities

The Company had no investment securities at September 30, 2016 and December 31, 2015. The Company had no sales of investment securities during the three and nine month periods ended September 30, 2016 and 2015.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Classes of loans at September 30, 2016 and December 31, 2015 include:

	September 30,	December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Real estate loans
Residential	$43,364	$41,972
Commercial	28,931	27,319
Construction and land	7,076	7,196
Commercial business	447	1,354
Consumer and other	805	321

Total loans	80,623	78,162

Less:
Net deferred loan fees, premiums and discounts	(70)	(2)
Undisbursed loans in process	-	(430)
Allowance for loan losses	(1,076)	(1,155)

Net loans	$79,477	$76,575

Residential Real Estate: The residential real estate loans are generally secured by owner-occupied 1-4 family residences. The Bank’s portfolio of home equity loans totaled $4.7 million and $4.2 million at September 30, 2016 and December 31, 2015, respectively, the majority of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 and the recorded investment in loans and impairment method as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Three months ended September 30, 2016
Allowance for loan losses:
Balance, July 1, 2016	$766	$331	$88	$6	$5	$1,196
Provision (credit) for loan losses	(28)	40	(6)	(2)	(4)	-
Charge-offs	(120)	-	-	-	-	(120)
Recoveries	-	-	-	-	-	-

Balance, September 30, 2016	$618	$371	$82	$4	$1	$1,076

Nine months ended September 30, 2016
Allowance for loan losses:
Balance, January 1, 2016	$648	$383	$102	$19	$3	$1,155
Provision (credit) for loan losses	90	(12)	(61)	(15)	(2)	-
Charge-offs	(120)	-	-	-	-	(120)
Recoveries	-	-	41	-	-	41

Balance, September 30, 2016	$618	$371	$82	$4	$1	$1,076

	September 30, 2016 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$618	$371	$82	$4	$1	$1,076

Loans:
Ending balance	$43,364	$28,931	$7,076	$447	$805	$80,623

Ending balance; individually evaluated for impairment	$1,575	$235	$1,532	$-	$-	$3,342

Ending balance; collectively evaluated for impairment	$41,789	$28,696	$5,544	$447	$805	$77,281

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

	September 30, 2015 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Three months ended September 30, 2015
Allowance for loan losses:
Balance, July 1, 2015	$599	$421	$106	$23	$6	$1,155
Provision (credit) for loan losses	40	(31)	(1)	(6)	(2)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, September 30, 2015	$639	$390	$105	$17	$4	$1,155

Nine months ended September 30, 2015
Allowance for loan losses:
Balance, January 1, 2015	$575	$418	$126	$23	$5	$1,147
Provision (credit) for loan losses	56	(28)	(21)	(6)	(1)	-
Charge-offs	-	-	-	-	-	-
Recoveries	8	-	-	-	-	8

Balance, September 30, 2015	$639	$390	$105	$17	$4	$1,155

	December 31, 2015
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$648	$383	$102	$19	$3	$1,155

Ending balance, individually evaluated for impairment	$20	$-	$-	$-	$-	$20

Ending balance, collectively evaluated for impairment	$628	$383	$102	$19	$3	$1,135

Loans:
Ending balance	$41,972	$27,319	$7,196	$1,354	$321	$78,162

Ending balance; individually evaluated for impairment	$1,763	$229	$1,751	$-	$-	$3,743

Ending balance; collectively evaluated for impairment	$40,209	$27,090	$5,445	$1,354	$321	$74,419

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$41,877	$27,852	$7,076	$447	$789	$78,041
Special mention/Watch	527	-	-	-	16	543
Substandard	960	1,079	-	-	-	2,039
Doubtful	-	-	-	-	-	-

Total	$43,364	$28,931	$7,076	$447	$805	$80,623

	December 31, 2015
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$39,842	$26,178	$7,022	$1,354	$294	$74,690
Special mention/Watch	686	529	8	-	27	1,250
Substandard	1,444	612	166	-	-	2,222
Doubtful	-	-	-	-	-	-

Total	$41,972	$27,319	$7,196	$1,354	$321	$78,162

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)
			Greater				Total Loans >
	30-59 Days	60-89 Days	Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$418	$51	$263	$732	$42,632	$43,364	$-
Commercial	-	-	4	4	28,927	28,931	-
Construction and land	-	-	-	-	7,076	7,076	-
Commercial business	-	-	-	-	447	447	-
Consumer	-	-	-	-	805	805	-

Total	$418	$51	$267	$736	$79,887	$80,623	$-

	December 31, 2015
			Greater				Total Loans >
	30-59 Days	60-89 Days	Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$455	$100	$598	$1,153	$40,819	$41,972	$-
Commercial	-	7	-	7	27,312	27,319	-
Construction and land	-	-	166	166	7,030	7,196	-
Commercial business	-	-	-	-	1,354	1,354	-
Consumer	-	-	-	-	321	321

Total	$455	$107	$764	$1,326	$76,836	$78,162	$-

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of September 30, 2016 and for the three month periods ended September 30, 2016 and 2015:

	As of			For the Three Months Ended
	September 30, 2016			September 30, 2016		September 30, 2015
		Unpaid		Average Balance of	Interest	Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized	Impaired Loans	Income Recognized
	(Unaudited)
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,575	$1,711	$-	$1,655	$11	$1,600	$23
Commercial	235	240	-	237	2	247	5
Construction and land	1,532	1,547	-	1,539	22	1,817	23
Commercial business			-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-	89	-
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$3,342	$3,498	$-	$3,431	$35	$3,753	$51

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loan information for the nine month periods ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Balance of	Interest	Average Balance of	Interest
	Impaired Loans	Income Recognized	Impaired Loans	Income Recognized
	(Unaudited)
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,631	$39	$1,489	$54
Commercial	236	10	241	12
Construction and land	1,639	64	1,833	66
Commercial business	-	-	-	-
Consumer	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	8	62	-
Commercial	-	-	-	-
Construction and land	-	-	-	-
Commercial business	-	-	-	-
Consumer	-	-	-	-

Totals	$3,506	$121	$3,625	$132

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

The following table presents the Company’s nonaccrual loans at September 30, 2016 and December 31, 2015. The table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Real estate loans
Residential	$885	$987
Commercial	4	7
Construction and land	-	166
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$889	$1,160

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

At September 30, 2016 (unaudited) and December 31, 2015, the Company had certain loans that were modified in troubled debt restructurings (TDRs) and impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date or a reduction of the stated interest rate.

During the three and nine months ended September 30, 2016 there were no new loan modifications classified as TDRs. There were no new loan modifications classified as TDRs during the three months ended September 30, 2015.

The following tables present information regarding TDRs by class for the three and nine months ended September 30, 2015. Newly classified TDRs were as follows:

For the nine months ended:	Number of Contracts	Pre-Modification Balance	Post-Modification Balance
September 30, 2015 (Unaudited)		(In thousands)

Real estate
Residential	1	$50	$50
Construction and land	2	42	42
	3	$92	$92

For the three months ended:	Number of Contracts	Pre-Modification Balance	Post-Modification Balance
September 30, 2015 (Unaudited)		(In thousands)

Real estate
Residential	1	$50	$50

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The TDRs described above did not increase the allowance for loan losses or result in a charge-off during the three and nine months ended September 30, 2015.

The Company had no TDRs modified in the twelve months ended September 30, 2016 and 2015 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

Foreclosed real estate held for sale consisted of residential real estate at December 31, 2015. There were $385,000 and $423,000 of residential real estate loans in the process of foreclosure at September 30, 2016 and December 31, 2015, respectively.

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

At September 30, 2016 and December 31, 2015, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

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

Management believes, as of September 30, 2016 (unaudited) and December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2016 (unaudited) and December 31, 2015, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2016 (Unaudited)
Total Capital
(to Risk-Weighted Assets)	$13,928	18.5%	$6,030	8.0%	$7,538	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$12,984	17.2%	$4,523	6.0%	$6,030	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$12,984	17.2%	$3,392	4.5%	$4,900	6.5%

Tier I Leverage Capital
(to Average Total Assets)	$12,984	12.7%	$4,090	4.0%	$5,113	5.0%

As of December 31, 2015
Total Capital
(to Risk-Weighted Assets)	$14,072	21.3%	$5,295	8.0%	$6,618	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$13,241	20.0%	$3,971	6.0%	$5,295	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$13,241	20.0%	$2,978	4.5%	$4,302	6.5%

Tier I Capital
(to Total Assets)	$13,241	13.9%	$3,801	4.0%	$4,752	5.0%

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at September 30, 2016 and December 31, 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016 (Unaudited)
Impaired loans, collateral dependent	$256	$-	$-	$256

December 31, 2015
Impaired loans, collateral dependent	$136	$-	$-	$136
Foreclosed assets held for sale	245	-	-	245

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
September 30, 2016 (unaudited)
Impaired loans (collateral dependent)	$256	Marketable comparable properties	Marketability discount	17%	-	24%

December 31, 2015
Impaired loans (collateral dependent)	$136	Marketable comparable properties	Marketability discount	10%	-	15%
Foreclosed real estate	245	Marketable comparable properties	Comparability adjustments		9%

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016 (Unaudited)
Financial assets
Cash and due from banks	$1,495	$1,495	$1,495	$-	$-
Interest-earning demand deposits	1,772	1,772	1,772	-	-
Federal funds sold	8,089	8,089	8,089	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	79,477	79,992	-	-	79,992
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	209	209	-	209	-
Mortgage servicing rights	439	439	-	-	439
Financial liabilities
Deposits	78,081	78,623	45,283	33,340	-
Advances from the Federal Home Loan Bank	6,927	6,927	-	6,927	-
Accrued interest payable	6	6	-	6	-

December 31, 2015
Financial assets
Cash and due from banks	$7,132	$7,132	$7,132	$-	$-
Interest-earning demand deposits	1,678	1,678	1,678	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	76,575	77,086	-	-	77,086
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	217	217	-	217	-
Mortgage servicing rights	317	317	-	-	317
Financial liabilities
Deposits	72,266	72,708	39,353	33,355	-
Advances from the Federal Home Loan Bank	6,927	7,023	-	7,023	-
Accrued interest payable	11	11	-	11	-

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Due from Banks, Interest-earning Demand Deposits and Federal Funds Sold

The carrying amount approximates fair value.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Interest-earning Time Deposits in Banks

The carrying amount approximates fair value.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers”.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

FASB ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”.  The amendments in this Update replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations.

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

Loss per share for the three and nine months ended September 30, 2016 was $0.29 and $0.71, respectively, calculated using 696,600 average shares issued, less 52,353 unallocated average shares held by the ESOP for each period. The Company had no dilutive or potentially dilutive securities at September 30, 2016.

Earnings per share disclosures are not applicable to the three and nine-month periods ended September 30, 2015, because the Company did not complete the conversion to stock form until October 19, 2015.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8:	Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $7,000 and $20,000 for the three and nine-month periods ended September 30, 2016, respectively.

The stock price at the formation date was $10.00. The aggregate fair value of the 52,353 unallocated shares was $707,000 based on the $13.50 closing price of our common stock on September 30, 2016.

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

General

Management’s discussion and analysis of the financial condition at September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our operations in the event of adverse economic conditions nationally and in our market area;

●	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in New Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange on March 30,2016.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total Assets. Total assets were $100.5 million at September 30, 2016, an increase of $5.5 million, or 5.8%, compared to $95.0 million at December 31, 2015. The increase was due primarily to an increase of $2.5 million in cash and $2.9 million in loans.

Loans, net. Loans, net increased $2.9 million, or 3.8%, to $79.4 million at September 30, 2016 from $76.6 million at December 31, 2015. During the nine months ended September 30, 2016, we originated $23.8 million of loans, consisting primarily of $12.1 million of one- to four-family residential real estate loans, $9.8 million of commercial real estate loans, $1.6 million of construction and land loans, $194,000 of commercial business loans and $137,000 of consumer loans, and sold $10.9 million of loans. During the nine months ended September 30, 2016, one- to four-family residential real estate loans increased $1.4 million, or 3.3%, to $43.4 million at September 30, 2016, from $42.0 million at December 31, 2015, while commercial real estate loans increased $1.6 million, or 5.9%, to $28.9 million at September 30, 2016.

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

Bank Owned Life Insurance. At September 30, 2016, our investment in bank owned life insurance was $5.4 million, an increase of $128,000, from $5.2 million at December 31, 2015. We invested in bank owned life insurance to provide us with a funding offset for certain benefit plan obligations. While these benefit plans have been terminated and the obligations have been paid, bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital. The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

Foreclosed Real Estate. Foreclosed real estate decreased $220,000 to $25,000 at September 30, 2016 from $245,000 at December 31, 2015, as we added one property through foreclosure, which was offset by the sale of one property with a carrying value of $245,000. At September 30, 2016, our foreclosed real estate was comprised of one parcel of residential real estate.

Deposits. Deposits increased $5.8 million, or 8.1%, to $78.1 million at September 30, 2016 from $72.3 million at December 31, 2015. Our core deposits increased $5.9 million, or 28.4%, to $45.3 million at September 30, 2016 from $39.3 million at December 31, 2015. Certificates of deposit decreased $115,000, or 0.4%, to $32.8 million at September 30, 2016 from $32.9 million at December 31, 2015. Management intends to focus its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings. Federal Home Loan Bank advances, totaled $6.9 million at both September 30, 2016 and December 31, 2015. The aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.88% at September 30, 2016, compared to the Bank’s cost of deposits of 0.84% at that date.

Total Equity. Total equity decreased $460,000, or 3.0%, to $14.6 million at September 30, 2016 compared to December 31, 2015. The decrease resulted from the net loss of $460,000 during the nine months ended September 30, 2016.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. Net loss for the three months ended September 30, 2016 was $187,000, compared to a net loss of $120,000 for the three months ended September 30, 2015. This $67,000 increase in the net loss was primarily due to a $219,000 increase in noninterest expense, partially offset by a $91,000 increase in net interest income and a $61,000 increase in noninterest income.

Interest Income. Interest income increased $74,000, or 9.3%, to $874,000 for the three months ended September 30, 2016 from $800,000 for the three months ended September 30, 2015. This increase was primarily attributable to a $65,000 increase in interest on loans receivable, and a $9,000 increase in interest on other interest-earning deposits. The average balance of loans during the three months ended September 30, 2016 increased $5.6 million, or 7.6%, to $79.5 million from $73.9 million for the three months ended September 30, 2015, while the average yield on loans increased two basis points to 4.30%. The average balance of other interest-earning deposits, including certificates of deposit in other banks and federal funds sold increased $1.9 million to $8.1 million for the three months ended September 30, 2016 from $6.3 million for the three months ended September 30, 2015.

Interest Expense. Total interest expense decreased $17,000, or 9.0%, to $173,000 for the three months ended September 30, 2016 from $190,000 for the three months ended September 30, 2015. Interest expense on deposits decreased $4,000, or 2.6%, to $153,000 for the three months ended September 30, 2016 from $157,000 for the three months ended September 30, 2015. The decrease was primarily due to a decrease of six basis points in the average cost of interest-bearing deposits to 0.85% for the three months ended September 30, 2016 from 0.91% for the three months ended September 30, 2015, which was partially offset by an increase of $3.3 million, or 4.8%, in the average balance of deposits to $72.2 million for the three months ended September 30, 2016 from $68.9 million for the three months ended September 30, 2015. Interest expense on borrowings decreased $13,000 to $20,000 for the three months ended September 30, 2016 from $33,000 for the three months ended September 30, 2015, The average cost of these advances decreased to 1.15% for the three months ended September 30, 2016 compared to 1.91% for the three months ended September 30, 2015.

Net Interest Income. Net interest income increased $91,000, or 14.9%, to $701,000 for the three months ended September 30, 2016 compared to $610,000 for the three months ended September 30, 2015. The increase was due to a 13 basis points increase in our interest rate spread to 3.12% for the three months ended September 30, 2016 from 2.99% for the three months ended September 30, 2015 reflecting a shift in average interest-earning assets from interest-earning deposits to higher-yielding loans and a $4.2 million increase in average net interest-earning assets period to period.

Our net interest margin increased to 3.20% for the three months ended September 30, 2016 from 3.05% for the three months ended September 30, 2015.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended September 30, 2016 and 2015. The allowance for loan losses was $1.1 million, or 1.33% of total loans, at September 30, 2016, compared to $1.2 million, or 1.55% of total loans, at September 30, 2015. Total nonperforming loans were $889,000 at September 30, 2016, compared to $1.3 million at September 30, 2015. Classified (substandard, doubtful and loss) loans were $2.0 million at September 30, 2016 and $3.0 million at September 30, 2015, and total loans past due greater than 30 days were $736,000 and $1.2 million at those respective dates. We had net charge-offs of $120,000 during the three months ended September 30, 2016 and no charge-offs or recoveries for the three months ended September 30, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 121.0% at September 30, 2016 compared to 91.9% at September 30, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $61,000, or 30.8%, to $259,000 for the three months ended September 30, 2016 from $198,000 for the three months ended September 30, 2015. The increase was primarily due to an increase of $73,000 in gains on sales of loans. The gain on sales of loans amounted to $135,000 during the three months ended September 30, 2016, compared to $62,000 in the year earlier period, due primarily to an increase in the volume of loan sales period-to-period.

Non-Interest Expense. Non-interest expense increased $219,000, or 23.6%, to $1.1 million for the three months ended September 30, 2016 compared to $928,000 for the three months ended September 30, 2015. The increase was due primarily to a $175,000, or 37.5%, increase in salaries and employee benefits, and an increase in other expense of $96,000 or 105.49%, for the three months ended September 30, 2016, partially offset by a decrease of $113,000 in impairment losses and expenses of foreclosed real estate. The increase in salaries and employee benefits was due primarily to the addition of new officers, and increased costs related to employee benefits, including the new ESOP. In accordance with our strategic plans to grow our core deposit base and to expand our emphasis on Small Business Administration lending and our commercial lending in the Detroit metropolitan area to our east, we added a director of retail banking, and two loan officers to our loan origination staff. The increase in other expenses was primarily due to the Kasasa program, which we adopted during 2016 to develop new checking and savings products in accordance with our strategy to grow core deposits, and increases due to public filing expenses. The decrease in impairment losses and expenses resulted primarily from impairment charges taken during the three-months ended September 30, 2015.

Federal Income Taxes. The Company did not record a federal income tax provision during either of the three month periods ended September 30, 2016 and 2015. The federal income tax provision was affected by the full impairment valuation allowance recorded on the Company’s net deferred tax assets in both 2016 and 2015. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both September 30, 2016 and 2015. The Bank has a total valuation allowance on its net deferred tax assets of $4.4 million at September 30, 2016. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General. Net loss for the nine months ended September 30, 2016 was $460,000, compared to a net loss of $19,000 for the nine months ended September 30, 2015. The increase in the net loss of $441,000 was primarily due to a $727,000 increase in noninterest expense, partially offset by an increase in net interest income of $135,000 and an increase in noninterest income of $151,000.

Interest Income. Interest income increased $131,000, or 5.5%, to $2.5 million for the nine months ended September 30, 2016 from $2.4 million for the nine months ended September 30, 2015. This increase was primarily attributable to a $116,000 increase in interest on loans receivable. The average balance of loans during the nine months ended September 30, 2016 increased $4.6 million, or 6.4%, to $77.6 million from $72.9 million for the nine months ended September 30, 2015, while the average yield on loans decreased six basis points to 4.28% for the nine months ended September 30, 2016 from 4.34% for the nine months ended September 30, 2015 reflecting lower market interest rates, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of other interest-earning deposits, including certificates of deposit in other banks and federal funds sold, increased $3.0 million to $8.1 million for the nine months ended September 30, 2016 from $5.1 million for the nine months ended September 30, 2015.

Interest Expense. Total interest expense decreased $4,000, or 0.7%, to $542,000 for the nine months ended September 30, 2016 from $546,000 for the nine months ended September 30, 2015. Interest expense on deposits increased $12,000, or 2.7%, to $456,000 for the nine months ended September 30, 2016 from $444,000 for the nine months ended September 30, 2015. The increase was primarily due to a $2.0 million increase in the average balance of interest-bearing deposits to $68.7 million for the nine months ended September 30, 2016 from $66.7 million for the nine months ended September 30, 2015, and a decrease of one basis point in the average cost of deposits, to 0.88% for the nine months ended September 30, 2016 compared to 0.89% for the nine months ended September 30, 2015. Interest expense on borrowings decreased $16,000 to $86,000 for the nine months ended September 30, 2016 from $102,000 for the nine months ended September 30, 2015. The average balance of advances decreased $425,000 to $6.9 million for the nine months ended September 30, 2016 compared to $7.4 million for the nine months ended September 30, 2015, while the average cost of these advances decreased to 1.66% for the 2016 nine-month period, compared to 1.85% for the nine months ended September 30, 2015.

Net Interest Income. Net interest income increased $135,000, or 7.3%, to $2.0 million for the nine months ended September 30, 2016 compared to $1.9 million for the nine months ended September 30, 2015. The increase was due to a $6.1 million increase in the net interest earning assets for the nine months ended September 30, 2016 to $10.0 million from $4.0 million for the nine months ended September 30, 2015. Our net interest margin decreased to 3.10% for the nine months ended September 30, 2016 from 3.17% for the nine months ended September 30, 2015 further reflecting the decreasing yield on loans of seven basis points for the nine months ended September 30, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for the nine months ended September 30, 2016. The allowance for loan losses was $1.1 million, or 1.33% of total loans, at September 30, 2016, compared to $1.2 million, or 1.55% of total loans, at September 30, 2015. Total nonperforming loans were $889,000 at September 30, 2016, compared to $1.3 million at September 30, 2015. Classified (substandard, doubtful and loss) loans were $2.0 million at September 30, 2016 and $3.0 million at September 30, 2015, and total loans past due greater than 30 days were $736,000 and $1.2 million at those respective dates. We had net charge-offs of $120,000 during the nine months ended September 30, 2016 and no charge offs or recoveries for the nine months ended September 30, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 121.0% at September 30, 2016 compared to 91.9% at September 30, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2016 and December 31, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $151,000, or 20.7%, to $879,000 for the nine months ended September 30, 2016 from $728,000 for the nine months ended September 30, 2015. The increase was primarily due to an increase of $129,000 in gains on sales of loans and a $22,000 increase in gain on sales of foreclosed real estate. The gain on sales of loans amounted to $470,000 in the nine months ended September 30, 2016, compared to $341,000 in the year earlier period, due primarily to an increase in the volume of loan sales period-to-period.

Non-Interest Expense. Non-interest expense increased $727,000, or 27.9%, to $3.3 million for the nine months ended September 30, 2016 compared to $2.6 million for the nine months ended September 30, 2015. The increase was due primarily to a $452,000, or 33.1%, increase in salaries and employee benefits; and a $187,000, or 150.8%, increase in professional services, which were partially offset by a $107,000 or 43.2%, decrease in impairment losses and expenses on foreclosed real estate. The increase in salaries and employee benefits was due primarily to the addition of new officers, including professional fees incurred, and increased costs related to employee benefits, including the new ESOP. In accordance with our strategic plans to grow our core deposit base and to expand our emphasis on Small Business Administration lending and our commercial lending in the Detroit metropolitan area to our east, we added a director of retail banking, and two commercial loan officers to our loan origination staff. The increase in professional services was due primarily to the additional expenses related to the reporting requirements as a public stock company. The increase in other expense was due primarily to $63,000 to the Kasasa program, which we adopted during 2016 to develop new checking and savings products in accordance with our strategy to grow core deposits; an increase of $25,000 in Michigan state franchise taxes, and an increase of $53,000 in public filing expenses.

Non-interest expense can be expected to increase because of increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. The Company did not record a federal income tax provision during either of the nine month periods ended September 30, 2016 and 2015. The federal income tax provision was affected by the full impairment valuation allowance recorded on the Company’s net deferred tax assets in both the 2016 and 2015 periods. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both September 30, 2016 and 2015. The Company has a total valuation allowance on its net deferred tax assets of $4.4 million at September 30, 2016. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $524,000 and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable was $2.7 million and $873,000 for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities, which is comprised of net change in deposits, was $5.8 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $13.0 million, or 12.7% of adjusted average assets, which is above the required level of $4.1 million or 4.0%; total risk-based capital of $13.9 million, or 18.5% of risk-weighted assets, which is above the required level of $6.0 million, or 8.0%; and common equity Tier 1 capital of $13.0 million, or 17.2% of risk-weighted assets, which is above the required level of $3.4 million, or 4.5% of risk-weighted assets. Accordingly, New Buffalo Savings Bank was categorized as well capitalized at September 30, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2016, we had no outstanding commitments to originate loans and lines of credit of $10.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2016 totaled $14.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer/Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer/Controller, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer/Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer/Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BANCORP, INC.

Date: November 14, 2016	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: November 14, 2016	/s/ Shawna L. Zawada
Shawna L. Zawada
Principal Financial Officer/Controller