Form 10-K
period 2016-12-31
New Bancorp, Inc.
filed 2017-03-30
CIK 1644482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

Based on the closing sales price of $13.75 per share reported by the OTC Markets Group, Inc., on June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates on such date, was approximately $8.1 million.

As of March 28, 2017, there were 696,600 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III).

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

New Bancorp, as the registered savings and loan holding company of the Bank, is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.

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

BUSINESS OF NEW BUFFALO SAVINGS BANK

General and Market Area

We conduct our business from our main office in New Buffalo, Michigan and our two additional full-service banking offices located in Three Oaks and Sawyer, Michigan, all of which are located in the western portion of Berrien County in southwestern Michigan and are part of an area popularly called “Harbor Country.” Additionally, we conduct business from our loan offices in Merrillville, Indiana and Troy, Michigan. New Buffalo is a popular resort town due to its location along the Lake Michigan shoreline and its proximity (approximately 70 miles) from downtown Chicago. Our primary market area includes the western portion of Berrien County, and, to a lesser extent, Cass County, Michigan, both of which are located in southwestern Michigan near the border of Indiana, and LaPorte, Porter and Lake Counties, in northwestern Indiana, which are serviced in large part by our loan office.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate and commercial real estate loans, and, to a much lesser extent, construction and land loans, commercial business loans and consumer loans. At December 31, 2016, $38.6 million, or 45.0% of our total loan portfolio, was comprised of one- to four-family residential real estate loans including home equity lines of credit, and at this date an additional $35.7 million, or 41.5% of our total loan portfolio, was comprised of commercial real estate loans. We offer a variety of deposit accounts, including interest-bearing and non interest-bearing demand accounts, savings and money market accounts and certificates of deposit. We utilize advances from the FHLB-Indianapolis for asset/liability management purposes. On occasion we also utilize funds from a line of credit with another bank. At December 31, 2016, we had $10.0 million in advances outstanding with the FHLB-Indianapolis.

For the years ended December 31, 2016 and 2015, we had a net loss of $534,000 and $173,000, respectively. Our net loss in 2016 was due in large part to a $926,000 increase in noninterest expenses as we increased our personnel in accordance with our strategies to pursue growth in loans and deposits, coupled with increased costs related to the reporting requirements of a public stock company.

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

In order to address these issues, the Board made significant changes to the Bank’s management and operating processes. In January 2012, we hired Richard Sauerman to our executive staff, and in July 2012, Mr. Sauerman was promoted to President and Chief Executive Officer. In 2016, we hired two commercial loan officers, one of whom is focused on SBA lending. Although these hires will increase our salary and employee benefits expense, these hires are consistent with our business strategy of increasing our non-residential loan portfolio, to increase the net interest margin and our earnings.

Management’s initial task was to reduce the Bank’s non-performing assets. This effort has been largely successful as nonperforming assets decreased to $618,000 or 0.60% of total assets at December 31, 2016. At the same time, new management began an effort to upgrade the Bank’s loan underwriting, credit administration and risk management processes. The twin purposes of these upgrades are to reduce the likelihood of future credit problems and to provide a platform for managed growth.

Finally, in order to set the stage for improved results of operations, management restructured the Bank’s retirement arrangements including paying out benefits to former officers under their nonqualified retirement agreements and committing to eliminate the Bank’s defined-benefit plan subsequent to the completion of the conversion.

Going forward, our business strategy includes becoming a profitable, well-managed community bank. We aim to achieve this through our growth strategy of increasing our commercial real estate, commercial business, and SBA lending. In addition we plan to expand our commercial loan emphasis in the Detroit metropolitan area to our east. We will strive to continue to adhere to our conservative underwriting standards of recent years which, we believe have resulted in our improved credit quality. See “– Business Strategy.”

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●

Prudently and opportunistically growing our assets and liabilities by increasing our presence in the communities we serve in Michigan and expanding further our market area into Detroit and Troy, Michigan.

●

Increasing our emphasis on commercial real estate lending in our existing market area and expanding our market area into Detroit and Troy, Michigan, and continuing our emphasis on originating one- to four-family residential real estate loans.

●	Continuing to originate commercial loans with the Small Business Administration (SBA) guarantee through the 7(a) program, and related sales of the SBA guaranteed portion of those loans.

●	Improving our asset quality by continuing to reduce loan delinquencies and classified loans and improving our risk profile through enhancements of our credit risk management systems and credit administration procedures.

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

From April 1, 2014 through July 1, 2015, the population of Berrien County decreased 1.4%, while the population of Michigan from April 1, 2010 through July 1, 2016 increased 0.4% and the population of the United States increased 4.7% during the same time period.  From 2015 through 2020, the population of Berrien County is projected to decrease .5%, while the population of Michigan is projected to increase 1.6%.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2016, based on the most recent available FDIC data, our market share of deposits represented 4.07% of FDIC-insured deposits in Berrien County, ranking us 7th in market share of deposits.   We do not have a significant market share of either deposits or residential lending in any other county in our market area.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans and commercial real estate loans and, to a much lesser extent, construction and land loans, commercial business loans and consumer loans. In recent years, we have generally sold our conforming, fixed-rate, one- to four-family residential real estate loans on a servicing-retained basis, while retaining adjustable-rate residential real estate loans, in order to manage the maturity and time to re-price our loan portfolio. We may, at times, retain within our loan portfolio fixed-rate one- to four-family residential real estate loans for asset-liability management purposes. In recent years, we have changed our strategy to focus on relationship-based banking, diversifying our loan portfolio and improving and managing our asset quality.  Pursuant to our growth plan, we have recently hired two commercial loan officers and increased our loan portfolio at a managed pace, and continued to improve our customer service.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Residential (1)	$38,636	45.0%	$41,972	53.7%
Commercial	35,709	41.5%	27,319	35.0%
Construction and land	10,233	11.9%	7,196	9.2%
Commercial business	1,000	1.2%	1,354	1.7%
Consumer and other	335	0.4%	321	0.4%

Total loans	85,913	100.0%	78,162	100.0%

Less:
Net deferred loan fees, premiums and discounts	(70)		(2)
Undisbursed loans in process	(1,772)		(430)
Allowance for loan losses	(1,063)		(1,155)

Total loans receivable, net	$83,008		$76,575

_____________________

(1)	Includes $4.7 million and $4.2 million of home equity loans at December 31, 2016 and 2015, respectively. See Note 4 to the financial statements beginning on page F-1.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2017. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One to four family residential	Commercial real estate	Construction and land	Commercial business	Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2017	$118	$2,179	$2,865	$165	$11	$5,338
2018	332	4,256	3,147	167	21	7,923
2019	96	1,869	780	61	101	2,907
2020 to 2021	1,062	6,900	1,509	459	178	10,108
2022 to 2026	3,191	13,560	798	76	24	17,649
2027 to 2031	4,158	4,595	89	-	-	8,842
2032 and beyond	29,679	2,350	1,045	72	-	33,146

Total	$38,636	$35,709	$10,233	$1,000	$335	$85,913

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due after December 31, 2017
	Fixed	Adjustable	Total
		(In thousands)

Real estate loans:
One to four family residential	$10,160	$28,356	$38,516
Commercial	13,634	19,896	33,530
Construction and land	4,002	3,367	7,369
Commercial business	687	149	836
Consumer	324	-	324
Total	$28,807	$51,768	$80,575

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

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of New Buffalo Savings Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2016, our largest credit relationship consisted of two loans which totaled $2.2 million and were secured by a residential property and raw land. Our second largest relationship at this date consisted of one loan totaling $2.1 million and was secured by six retail storefront/warehouse properties in our market area.  At December 31, 2016, these loans were performing in accordance with their repayment terms.

Our President and Chief Executive Officer has approval authority of up to $750,000 for residential and commercial real estate loans. Loans above the amounts authorized by the President and Chief Executive Officer are addressed by our Loan Committee, which consists of our President and Chief Executive Officer, a commercial loan officer and at least two of our outside directors, which may approve loans up to our legal lending limit. Loans which exceed a loan officer’s authority may be approved by combining the officer’s loan authority with one additional officer’s loan authority. Amounts in excess of the combined authorities require approval of the Loan Committee. Loan Committee actions are reported at the next board meeting following approval.

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

One- to Four-Family Residential Real Estate Lending. At December 31, 2016, $38.6 million, or 45.0%, of our total loans, was secured by one- to four-family residential real estate. Due to our market area being comprised, in part, of communities on the shoreline of Lake Michigan, a significant portion of our one- to four-family residential real estate loans are collateralized by vacation homes. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans, and at December 31, 2016, these types of loans were comprised of 26.4% fixed-rate loans, and 73.6% adjustable-rate loans.

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

Our fixed-rate, one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, typically with terms of 15, 20 or 30 years. We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2016 was generally $417,000 for single-family homes in our market area. We generally have sold our conforming fixed-rate, one- to four-family residential real estate loans that we have originated, and in recent years Freddie Mac has been the purchaser of the majority of these loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Virtually all of our one- to four-family residential real estate loans, including $4.1 million of home equity loans and lines of credit, are secured by properties located in our market area. On a limited basis we have made to our existing customers one- to four-family residential real estate loans out of our market area.

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

We offer home equity lines of credit with terms of up to 10 years which are interest only for up to 15 years and thereafter amortize. Other than these types of loans, we do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer one- to four-family residential real estate loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We generally do not offer “subprime loans” on one-to four- family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” (i.e., loans to borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

Commercial Real Estate Lending. In addition to one- to four-family residential real estate lending, we have historically also emphasized and continue to emphasize commercial real estate lending. At December 31, 2016, $35.7 million, or 41.5% of our total loan portfolio, was comprised of commercial real estate loans.

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

Set forth below is information regarding our commercial real estate loans at December 31, 2016. Pursuant to our growth plan, including our intention to grow our commercial real estate lending, we expect to broaden the types of collateral securing our commercial real estate loans.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)

Bed and breakfast	3	$1,432
Food and beverage	5	1,022
Commercial rental	35	17,819
Full service restaurant	5	1,686
Hotel and motel	9	3,388
Residential rental	11	2,313
Amusement and recreation	2	645
Other miscellaneous	31	7,404
	101	$35,709

At December 31, 2016, the average loan balance of our outstanding commercial real estate loans was $354,000, and the largest of such loans was a $2.1 million loan secured by six retail storefront/warehouse properties in our market area. This loan was performing in accordance with its original repayment terms at December 31, 2016.

We are a licensed Small Business Administration (SBA) lender and prior to 2016 we had a limited investment in SBA loans. During 2016, we originated SBA loans totaling $7.2 million, of which $5.4 million were subsequently sold, with servicing retained. These sales represented the 75% guaranteed portion of the SBA loans and we retained the 25% unguaranteed portion of the loans. In accordance with applicable accounting standards, we have recorded a portion of the sales proceeds as a discount on the unguaranteed 25% of the loans we have retained. At December 31, 2016, we serviced $5.3 million of SBA loans that had been sold and we had $1.8 million of SBA loans in our portfolio. We intend to try to increase this type of lending in future years.

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

Construction and Land Lending. At December 31, 2016, we had $10.2 million, or 11.9% of our total loan portfolio, in construction and land loans. Of these, $3.8 million were loans for the construction of one to four family residences, $3.4 million were loans where raw land serves as collateral, $2.5 million were for residential building site loans and $0.5 million were for land development loans. At December 31, 2016, our largest construction and land loan was a $1.0 million loan secured by a residential home. This loan was performing in accordance with its original repayment terms at December 31, 2016.

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

Commercial Business Lending. At December 31, 2016, we had $1.0 million of commercial business loans, representing 1.2% of our total loan portfolio. Because we believe that increasing originations of commercial business loans is essential to our profitability, pursuant to our growth plan, we intend to increase this part of our loan portfolio.

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

We believe that commercial business loans will provide growth opportunities for us, and we expect to increase this business line in the future in order to develop banking relationships with depositors and related mortgage lending customers. The additional capital we received in connection with the stock offering modestly increased our maximum lending limits and has allowed us to increase the amounts of our loans to one borrower.

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

Consumer Lending. At December 31, 2016, we had $335,000, or 0.4% of our loan portfolio, in consumer loans.

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

We generally sell our conforming, fixed-rate, one- to four-family residential real estate loans that we originate on a servicing-retained basis. We originate a limited number of these loans for sale on a servicing-released basis based on the circumstances of the borrower and with specific loan approval. Otherwise we consider the market conditions and our asset and liability management and liquidity demands and interest rate risk analysis on an ongoing basis in making decisions as to whether to hold these loans for investment or to sell such loans considering profitability and risk management. For the years ended December 31, 2016 and 2015, we sold $10.5 million and $11.4 million of residential real estate loans, respectively. At December 31, 2016, we serviced $41.0 million of fixed-rate, residential real estate loans that we originated and sold.

During 2016, the Company initiated a program to originate loans under the Small Business Administration (“SBA”) 7a program. These loans are secured by commercial real estate and, in accordance with the SBA 7a program, are guaranteed at 75% of the principal balance. The Company has sold the 75% guaranteed portion of the loans originated, totaling $5.4 million, retaining servicing on the loans sold, and has retained the remaining 25% of these loans. SBA loans serviced totaled $5.3 million at December 31, 2016.

At times, we have purchased participation interests in loans originated by other institutions.  We purchased $501,000 in loan participations during 2016.  We purchased no loan participations during 2015.

Servicing fees, net were $30,000 and $31,000, respectively, during the years ended December 31, 2016 and 2015, respectively. See “– Originations, Purchases and Sales of Loans.”

The following table shows our loan origination, purchases, sales and repayment activities for the years indicated.

	Years ended December 31,
	2016	2015
	(In thousands)

Total loans, including loans held for sale, at beginning of year	$78,162	$74,566

Loans originated:
Real estate loans:
One- to four-family residential	16,463	20,896
Commercial	17,254	7,021
Construction and land	3,754	1,777
Commercial business	260	584
Consumer	169	245
Total loans originated	37,900	30,523

Loans sold:
Real estate loans:
One- to four-family residential	(10,450)	(11,378)
Commercial	(5,379)	-
Total loans sold	(15,829)	(11,378)

Other:
Principal repayments	(14,320)	(15,549)

Net loan activity	7,751	3,596
Total loans, including loans held for sale, at end of year	$85,913	$78,162

Delinquencies, Classified Assets and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required monthly payment on a residential real estate loan, after 30 days the delinquent loan is reported to the board of directors. After 60 days delinquent the loan is transferred to the appropriate collections or risk management personnel. Our policies provide that a late notice be sent when a loan is 15 days past due, and a second late notice be sent when a loan is 30 days past due. In addition, we may call the borrower when the loan is 15 days past due, and we attempt to cooperate with the borrower to determine the reason for nonpayment and to work with the borrower to establish a repayment schedule that will cure the delinquency. Once the loan is considered in default, generally at 60 days past due, a certified letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 90 days past due, and at that time the loan is placed on non accrual status.   If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.

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

At December 31, 2016, we had 18 loans totaling $2.6 million that were classified as troubled debt restructuring. Of these, three loans totaling $192,000 were included in our non-accrual loans at such date because they were not performing in accordance with their modified terms.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Totals
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2016	(Dollars in thousands)
Real estate
Residential	4	$194	2	$327	6	$521
Commercial	1	-	-	4	1	4
Construction and land	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	5	$194	2	$331	7	$525

At December 31, 2015
Real estate
Residential	7	$555	5	$598	12	$1,153
Commercial	1	7	-	-	1	7
Construction and land	-	-	1	166	1	166
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
					-
Total	8	$562	6	$764	14	$1,326

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “watch” with respect to residential loans and “special mention” with respect to all other loans. At December 31, 2016, we had $424,000 of loans designated as “special mention/watch.”

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

The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at December 31, 2016 and 2015 include $618,000 and $1.2 million of nonperforming loans, respectively. There was no related specific valuation allowance in the allowance for loan losses for December 31, 2016 in comparison to $20,000 at December 31, 2015.

	At December 31,
	2016	2015
	(In thousands)
Classified assets:
Substandard loans (1)	$3,453	$2,222
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other repossessed assets	586	245
Total classified assets	$4,039	$2,467

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

	At December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$614	$987
Commercial	4	7
Construction and land	-	166
Commercial business	-	-
Consumer	-	-
Total	618	1,160

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	-	-
Commercial	-	-
Construction and land	-	-
Commercial business	-	-
Consumer	-	-
Total	-	-

Total nonperforming loans	618	1,160

Real estate owned	586	245
Other nonperforming assets	-	-

Total nonperforming assets	$1,204	$1,405

Troubled debt restructurings
Real estate loans:
One- to four-family residential	$878	$1,042
Commercial	229	314
Construction and land	1,517	1,585
Commercial business	-	-
Consumer	-	-
Total (1)	$2,624	$2,941

Ratios:
Total non-performing loans to total loans	0.72%	1.48%
Total non-performing loans to total assets	0.60%	1.22%
Total non-performing assets to total assets	1.17%	1.48%
Total non-performing loans and TDRs to total loans	3.55%	4.91%
Total non-performing loans and TDRs to total assets	2.95%	4.04%
Total non-performing assets and TDRs to total assets	3.52%	4.30%

                  ________________

(1)	Includes non-accrual loans of $192,000 and $261,000 at December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $19,000. Interest income recognized on such loans for the year ended December 31, 2016 was $0.

Other Loans of Concern. At December 31, 2016, there were $424,000 of other loans that are not already disclosed in the non-performing assets and troubled debt restructurings table on page 20 where there is information about possible credit problems of borrowers that caused management to have doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended
	December 31,
	2016	2015
	(Dollars in thousands)

Balance at beginning of year	$1,155	$1,147

Charge-offs:
Real estate loans:
One- to four-family residential	(133)	-
Commercial	-	-
Construction and land	-	-
Commercial business	-	-
Consumer	-	-
Total charge-offs	(133)	-

Recoveries:
Real estate loans:
One- to four-family residential	-	8
Commercial	-	-
Construction and land	41	-
Commercial business	-	-
Consumer	-	-
Total recoveries	41	8

Net (charge-offs) recoveries	(92)	8

Provision (credit) for loan losses	-	-

Balance at end of year	$1,063	$1,155

Ratios:
Net chargeoffs (recoveries) to average loans outstanding	0.12%	(0.01%)
Allowance for loan losses to non-performing loans at end of year	172.01%	99.57%
Allowance for loan losses to total loans at end of year	1.24%	1.48%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.  At the dates indicated, we did not have any unallocated allowance.

	At December 31,
	2016			2015

	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$656	61.7%	45.0%	$648	56.1%	53.7%
Commercial	326	30.7%	41.5%	383	33.2%	35.0%
Construction and land	72	6.8%	11.9%	102	8.8%	9.2%
Commercial business	4	0.4%	1.2%	19	1.6%	1.7%
Consumer	5	0.4%	0.4%	3	0.3%	0.4%
Total allowance for loan losses	$1,063	100.0%	100.0%	$1,155	100.0%	100.0%

At December 31, 2016, our allowance for loan losses represented 1.24% of total loans and 172.0% of non-performing loans. There were $92,000 in net loan charge-offs during the year ended December 31, 2016.

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

Our investment committee, consisting of our President and Chief Executive Officer, our Controller and Principal Financial Officer and a board member, is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio. Historically we have invested in interest-earning certificates of deposit and bank owned life insurance, while investment in securities has not been part of our core investment strategy. Subject to ongoing asset/liability management, we do not expect to emphasize long-term investments in securities in the future.

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2016 and 2015, other than stock in the FHLB-Indianapolis, we held no investment securities in our portfolio.

Federal Home Loan Bank Stock. We hold common stock of the FHLB-Indianapolis in connection with our borrowing activities totaling $468,000 at December 31, 2016. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.

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

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer non-interest-bearing and interest-bearing demand accounts, savings accounts, money market accounts and certificates of deposit. In 2016, the Company implemented the Kasasa program which introduced interest bearing demand accounts, and provides tiered interest rates tied to customer activities.  Pursuant to our growth plan, we are seeking to increase our core retail customer deposits  and commercial deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our office. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2016, $31.8 million, or 41.3% of our total deposit accounts, were certificates of deposit, of which $14.1 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$6,896	8.8%	0.00%	$6,581	9.0%	0.00%
Interest bearing demand	19,712	25.2%	0.22%	15,512	21.2%	0.08%
Savings	7,503	9.6%	0.04%	7,498	10.3%	0.04%
Money market	10,998	14.0%	0.14%	12,192	16.7%	0.14%
Certificates of deposit	33,268	42.4%	1.64%	31,286	42.8%	1.81%

	$78,377	100.0%	0.77%	$73,069	100.0%	0.82%

As of December 31, 2016, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $21.5 million. The following table sets forth the maturity of those certificates as of December 31, 2016.

At
December 31, 2016
(In thousands)

Three months or less	$4,555
Over three months through six months	3,247
Over six months through one year	1,795
Over one year to three years	7,250
Over three years	4,695

Total	$21,542

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

			At December 31,
			2016	2015
			(In thousands)
INTEREST RATE:

Less than 1.00%			$13,693	$13,321
1.00%	-	1.99%	7,566	6,759
2.00%	-	2.99%	6,080	6,042
3.00%	-	3.99%	2,598	2,906
4.00%	-	4.99%	1,724	3,585
5.00%	-	5.99%	100	300

Total			$31,761	$32,913

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2016.

			At December 31, 2016
			Period to Maturity
			Less than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
			(Dollars in thousands)

INTEREST RATE:

Less than or equal to 1.00%			$11,511	$1,691	$471	$20	$13,693	43.1%
1.00%	-	1.99%	85	2,148	2,397	2,936	7,566	23.8%
2.00%	-	2.99%	136	1,104	137	4,703	6,080	19.1%
3.00%	-	3.99%	1,161	829	608	-	2,598	8.2%
4.00%	-	4.99%	1,133	341	250	-	1,724	5.4%
5.00%	-	5.99%	100	-	-	-	100	0.3%

Total			$14,126	$6,113	$3,863	$7,659	$31,761	100.00%

Borrowings. We may obtain advances from the FHLB-Indianapolis upon the security of our capital stock in the FHLB-Indianapolis and certain of our mortgage loans. We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At December 31, 2016, we had $10.0 million in outstanding advances from the FHLB-Indianapolis. At December 31, 2016, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $7.5 million. At December 31, 2016 we had $1,000,000 outstanding on a credit line with another bank and $4,000,000 of additional borrowings available on this line.

The following table sets forth information concerning balances and interest rates on our FHLB-Indianapolis advances and Federal Funds Purchased at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2016	2015
	(Dollars in thousands)

Balance at end of year	$11,027	$6,927
Average balance during year	$6,950	$7,245
Maximum outstanding at any month end	$11,027	$9,427
Weighted average interest rate at end of year	1.67%	1.88%
Average interest rate during year	1.65%	1.86%

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

At December 31, 2016, New Buffalo Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, New Buffalo Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At December 31, 2016, New Buffalo Savings Bank maintained 71% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. New Buffalo Savings Bank has satisfied the QTL test in each of the last 12 months.

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, New Buffalo Savings Bank’s ability to pay dividends will be limited if New Buffalo Savings Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of New Bancorp to pay dividends to its stockholders. See “– Capital Requirements.”

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

At December 31, 2016, New Buffalo Savings Bank met the criteria for being considered “well capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2016, the annualized FICO assessment was equal to 0.55 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. New Buffalo Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, New Buffalo Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, New Buffalo Savings Bank was in compliance with this requirement. While New Buffalo Savings Bank’s ability to borrow from the Federal Home Loan Bank of Indianapolis provides an additional source of liquidity, New Buffalo Savings Bank has historically not used advances from the Federal Home Loan Bank to fund its operations.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, New Bancorp will be subject to regulatory capital requirements that generally are the same as the new capital requirements for New Buffalo Savings Bank. These new capital requirements include provisions that might limit the ability of New Bancorp to pay dividends to its stockholders or repurchase its shares. See “– Federal Banking Regulation – Capital Requirements."

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, New Buffalo Savings Bank had $22,300 of minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, New Buffalo Savings Bank had $12.4 million of federal net operating loss carryforwards and $1.1 million of Indiana state net operating loss carryforwards available for future use.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2016, New Buffalo Savings Bank had no capital loss carryover.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from New Buffalo Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. New Buffalo Savings Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Companies headquartered in Michigan, such as New Bancorp, are subject to a Michigan capital tax which is an assessment of 0.29% of a company’s consolidated net capital, based on a rolling five-year average. Due to New Buffalo Savings Bank’s activity in Indiana, the Bank is also subject to the Indiana Financial Institution Tax at a 2016 tax rate of 7.0% of apportioned adjusted income. Other applicable state taxes include generally applicable sales, use and real property taxes. As a Maryland business corporation, New Bancorp is required to file annual franchise tax return with the State of Maryland.

Personnel

As of December 31, 2016, we had 36 full-time employees and 3 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

ITEM 1B.            Unresolved Staff Comments

None.

ITEM 2.               Properties

At December 31, 2016, the net book value of our properties was $1.8 million. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

The following table sets forth information regarding our office properties as of December 31, 2016.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office: (including land)

45 North Whittaker Street New Buffalo, Michigan 49117	Owned	1951	$794

Full Service Branches: (including land)

Three Oaks Branch 6701 West US 12 Three Oaks, Michigan 49128	Owned	1996	192

Sawyer Branch 8485 Sawyer Road Sawyer, Michigan 49125	Owned	2006	769

Loan Production Offices:

Hobart Loan Production Office 8000 Utah Merrillville, Indiana 46410	Leased	2013	—

Troy Loan Production Office 700 Tower Drive Suite 510 Troy, Michigan 48098	Leased	2016	—

ITEM 3.               Legal Proceedings

At December 31, 2016, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.               Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)     Market, Holder and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “NWBB.” The approximate number of holders of record of New Bancorp, Inc.’s common stock as of December 31, 2016 was 71. Certain shares of New Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Shares of New Bancorp, Inc. common stock did not begin trading until October 20, 2015.

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

         The following table presents high and low quarterly trading prices for our shares for the periods indicated.  There were no dividends declared or paid during the periods presented.

	High Sale	Low Sale
2016:
Quarter ended December 31	$ 13.79	$ 13.15
Quarter ended September 30	$ 13.75	$ 12.84
Quarter ended June 30	$ 13.50	$ 12.83
Quarter ended March 31	$ 13.50	$ 12.10

2015:
Quarter ended December 31	$ 13.00	$ 11.80

(b)     Sales of Unregistered Securities. Not applicable.

              (c)     Use of Proceeds. Not applicable.

    (d)     Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e)     Stock Repurchases. None.

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

Overview

We conduct our business from our main office in New Buffalo, Michigan and our two additional full-service banking offices located in Three Oaks and Sawyer, Michigan, all of which are located in the western portion of Berrien County in southwestern Michigan and are part of an area popularly called “Harbor Country.” Additionally, we conduct business from our loan offices in Merrillville, Indiana and Troy, Michigan. New Buffalo is a popular resort town due to its location along the Lake Michigan shoreline and its proximity (approximately 70 miles) from downtown Chicago. Our primary market area includes the areas surrounding our three branches, which are all located along the western portion of Berrien County, and, to a lesser extent, Cass County, Michigan, both of which are located in southwestern Michigan near the border of Indiana, and LaPorte, Porter and Lake Counties, in northwestern Indiana, which are serviced in large part by our loan office.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate and commercial real estate loans, and, to a much lesser extent, construction and land loans, commercial business loans and consumer loans. At December 31, 2016, $38.6 million, or 45.0% of our total loan portfolio, was comprised of one- to four-family residential real estate loans including home equity lines of credit, and at this date an additional $35.7 million, or 41.5% of our total loan portfolio, was comprised of commercial real estate loans. We offer a variety of deposit accounts, including interest-bearing and non interest-bearing demand accounts, savings and money market accounts and certificates of deposit. We utilize advances from the FHLB-Indianapolis for asset/liability management purposes. On occasion we also utilize funds from a line of credit with another bank. At December 31, 2016, we had $10.0 million in advances outstanding with the FHLB-Indianapolis.

For the years ended December 31, 2016 and 2015, we had a net loss of $534,000 and $173,000, respectively. Our loss in 2016 was due in large part to a $926,000 increase in noninterest expenses as we increased our personnel in accordance with our strategies to pursue growth in loans and deposits, coupled with increased costs related to the reporting requirements of a public stock company.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●

Prudently and opportunistically growing our assets and liabilities by increasing our presence in the communities we serve in Michigan and expanding further our market area in the Detroit metropolitan area.

●

Increasing our emphasis on commercial real estate lending in our existing market area and expanding our market into the Detroit metropolitan area, and continuing our emphasis on originating one- to four-family residential real estate loans.

●	Continuing to originate commercial loans with the Small Business Administration (SBA) guarantee through the 7(a) program, and related sales of the SBA guaranteed portion of those loans.

●	Improving our asset quality by continuing to reduce loan delinquencies and classified loans and improving our risk profile through enhancements of our credit risk management systems and credit administration procedures.

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. At December 31, 2016, our deferred tax asset was reduced by a $4.5 million valuation allowance, which represented full impairment of our net deferred tax assets, which we deemed more likely than not will not be realized. We did not recognize any net deferred tax assets in our financial statements at December 31, 2016 or 2015.

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

Comparison of Financial Condition at December 31, 2016 and 2015

Total Assets. Total assets were $103.2 million at December 31, 2016, an increase of $8.2 million, or 8.6%, compared to the $95.0 million total at December 31, 2015. The increase was primarily due to an increase in loans of $6.4 million and an increase in cash and cash equivalents of $1.0 million.

Loans. Net loans increased $6.4 million, or 8.4%, to $83.0 million at December 31, 2016 from $76.6 million at December 31, 2015. During the year ended December 31, 2016, we originated $37.9 million of loans, consisting primarily of $16.5 million of residential real estate loans, $17.3 million of commercial loans and $3.8 million of construction and land loans. During the year ended December 31, 2016, commercial real estate loans increased $8.4 million, or 30.7%, to $35.7 million at December 31, 2016; construction and land loans increased $3.0 million, or 42.2%, to $10.2 million; and residential real estate loans decreased $3.3 million, or 7.9%, to $38.6 million at December 31, 2016, from $42.0 million at December 31, 2015. Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing both commercial and residential loans. During 2016 the Company added three loan officers, with specializations in Small Business Administration (SBA) loans, commercial real estate loans and residential loans. Commercial loan originations during 2016 included commercial real estate loans and commercial loans guaranteed by the SBA’s 7(a) program. These SBA loans totaled $7.2 million, of which $5.4 million were subsequently sold, with servicing retained. These sales represented the 75% guaranteed portion of the SBA loans and we retained the 25% unguaranteed portion of the loans. At December 31, 2016, we serviced $5.3 million of SBA loans that had been sold and we had $1.8 million of SBA loans in our portfolio. We intend to continue to increase commercial lending, including SBA loans, in future years.

The Bank also engages in a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. The Bank primarily sells loans on a servicing retained basis, in transactions with the Federal Home Loan Bank of Indianapolis, through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (FHLMC). The Bank sold $16.4 million of loans in 2016 compared to $9.5 million in 2015, including $2.1 million loans that were transferred from the loan portfolio to loans held for sale during 2015. Management intends to continue loan sales activity in future periods.

Foreclosed Real Estate. Foreclosed real estate amounted to $586,000 at December 31, 2016 and $245,000 at December 31, 2015. During the year ended December 31, 2016, we sold $245,000 of foreclosed properties, and added $586,000 of properties through foreclosure. At December 31, 2016, our foreclosed real estate included three parcels of one- to four-family residential real estate.

Deposits. Deposits increased by $4.6 million, or 6.3%, to $76.8 million at December 31, 2016 from $72.3 million at December 31, 2015. Our core deposits increased $5.7 million, or 14.6%, to $45.1 million at December 31, 2016 from $39.4 million at December 31, 2015. Certificates of deposit decreased $1.2 million, or 3.5%, to $31.8 million at December 31, 2016 from $32.9 million at December 31, 2015. During 2016, the Company implemented a strategy designed to promote growth in core deposits. Specifically the Company hired a director of retail banking and began to offer demand and savings accounts using the Kasasa program. While the Bank is continually seeking growth in deposits, especially core deposits, management has also elected to add certain listing service certificates of deposit to fund loan growth. These deposits totaled $9.2 million and $4.5 million at December 31, 2016 and 2015, respectively. At December 31, 2016 maturities ranged from less than one year to greater than three years and the average cost was 1.37%. Additionally, at December 31, 2016, the Company held $3.3 million of brokered certificates of deposit with an average cost of 1.55%.  At December 31, 2015 the Company held $2.1 million of brokered certificates with an average cost of 0.52%.  Management intends to continue to focus its efforts on increasing core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings. Borrowings totaled $11.0 million at December 31, 2016 compared to $6.9 million at December 31, 2015. At December 31, 2016, borrowings were comprised of $10.0 million of Federal Home Loan Bank advances and $1.0 million in federal funds purchased, while at December 31, 2015, borrowings were comprised solely of Federal Home Loan Bank advances. Management elected to utilize borrowings to take advantage of the low-cost source of funding and to better match the terms of new loans with advances during the low interest rate environment. The aggregate cost of these borrowings was 1.67% at December 31, 2016, compared to the Bank’s cost of deposits of 0.85% at that date.

Shareholders’ Equity. Shareholders’ equity decreased $534,000, or 3.6%, to $14.5 million at December 31, 2016 from $15.0 million at December 31, 2015. The decrease was due to the net loss of $534,000 during the year ended December 31, 2016.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

General. The Company reported a net loss for the year ended December 31, 2016 of $534,000, compared to a net loss of $173,000 for the year ended December 31, 2015, an increase in net losses of $361,000, or 208.7%. The increase in net loss was primarily due to a $926,000 increase in noninterest expenses, which was partially offset by a $206,000 increase in net interest income and a $359,000 increase in noninterest income.

Interest Income. Interest income increased $194,000, or 6.0%, to $3.4 million for the year ended December 31, 2016 from $3.2 million for the year ended December 31, 2015. This increase was primarily attributable to a $171,000, or 5.4%, increase in interest on loans receivable, and a $23,000, or 60.5%, increase in interest on other interest-bearing deposits. The average balance of loans during 2016 increased by $4.8 million, or 6.5%, from the balance for 2015, while the average yield on loans decreased by five basis points to 4.29% for 2016 from 4.34% for 2015. The decrease in average yield on loans was due to the declining interest rate environment, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates. The average balance of other interest-bearing deposits, including certificates of deposit in other banks, decreased $2.1 million to $2.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, while the average yield increased by 134 basis points to 2.09% for the year ended December 31, 2016 from 0.75% for the year ended December 31, 2015.

Interest Expense. Total interest expense decreased $12,000, or 1.6%, to $721,000 for the year ended December 31, 2016 from $733,000 for the year ended December 31, 2015. Interest expense on deposit accounts increased $8,000, or 1.3%, to $606,000 for the year ended December 31, 2016 from $598,000 for the year ended December 31, 2015. The increase was primarily due to an increase of $5.0 million, or 7.5%, in the average balance of deposits, to $71.5 million for the year ended December 31, 2016 from $66.5 million for the year ended December 31, 2015, and a decrease of five basis points in the average cost of interest-bearing deposits to 0.85% for the year ended December 31, 2016 from 0.90% for the year ended December 31, 2015. Interest expense on borrowings decreased $20,000, or 14.8%, to $115,000 for the year ended December 31, 2016, from $135,000 for the year ended December 31, 2015. The average balance of borrowings decreased $295,000 to $7.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, while the average cost of these borrowings decreased by 21 basis points to 1.65% in 2016 from 1.86% in 2015. As noted above, management elected to increase outstanding borrowings as a source of lower-cost funding.

Net Interest Income. Net interest income increased $206,000, or 8.3%, to $2.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase reflected an increase in the interest rate spread to 3.31% for the year ended December 31, 2016 from 3.12% for the year ended December 31, 2015, while the average net interest earning assets increased $2.6 million year to year. Our net interest margin increased to 3.33% for the year ended December 31, 2016 from 3.18% for the year ended December 31, 2015. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses in either of the years ended December 31, 2016 and 2015. The allowance for loan losses was $1.1 million, or 1.24% of total loans, at December 31, 2016, compared to $1.2 million, or 1.48% of total loans, at December 31, 2015. The determination to record no provision for loan losses in 2016 was due primarily to lower balances of nonperforming and delinquent loans in 2016. Total nonperforming loans were $618,000 at December 31, 2016, compared to $1.2 million at December 31, 2015. Classified loans were $3.5 million at December 31, 2016, compared to $2.2 million at December 31, 2015, and total loans past due greater than 30 days were $525,000 and $1.4 million at those respective dates. Net charge-offs totaled $92,000 for the year ended December 31, 2016, compared to the $8,000 of net recoveries for the year ended December 31, 2015. During 2016, management elected to charge-off that portion of the overall allowance for loan losses that had been specifically allocated to certain impaired loans at December 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 172.0% at December 31, 2016 compared to 99.6% at December 31, 2015. During 2012, the Bank’s new management team initiated a strategy focused on resolution of problem loans and to reduce the Bank’s volume of nonperforming loans. These efforts continued during the year ended December 31, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $359,000, or 41.2%, to $1.2 million for the year ended December 31, 2016 from $871,000 for the year ended December 31, 2015. The increase was primarily due to a $315,000 increase in gains on sales of loans and a $48,000 increase in gains on sales of foreclosed assets. The Bank recognized a $21,000 gain on sales of foreclosed real estate in 2016 compared to a $27,000 loss on such sales in 2015. Gains on sales of loans amounted to $689,000 in 2016, an increase of $315,000, or 84.2%, compared to $374,000 in 2015. The increase in gain on sales of loans was due primarily to a $3.9 million increase in sales volume year-to-year, including SBA loans sold in 2016 totaling $5.4 million. The gains on sales of the SBA loans sold in 2016 totaled $412,000.

Non-Interest Expense. Non-interest expense increased $926,000, or 26.2%, to $4.5 million for the year ended December 31, 2016 compared to year ended December 31, 2015. The increase was due primarily to a $572,000, or 30.5%, increase in salaries and employee benefits, a $200,000, or 102.6%, increase in professional services and a $209,000, or 59.7%, increase in other expenses, which were partially offset by a $124,000, or 87.3%, decrease in impairment losses and expenses on foreclosed real estate. The increase in salaries and employee benefits was due primarily to the addition of new officers, including professional fees incurred, and increased costs related to employee benefits, including the new ESOP. In accordance with our strategic plans to grow our core deposit base and to expand our emphasis on Small Business Administration lending and our commercial lending in the Detroit metropolitan area to our east, we added a director of retail banking and two commercial loan officers to our loan origination staff. We also added a new loan officer focused on residential lending. The increase in professional services was due primarily to costs associated with the reporting requirements of a public stock company. The increase in other expense was due primarily to costs incurred with the new Kasasa program, which we adopted during 2016 to develop new checking and savings products in accordance with our strategy to grow core deposits; costs incurred in connection with our commercial and SBA loan origination activities; and costs incurred for public filing expenses. The decrease in impairment losses on foreclosed assets was due primarily to a decline in the volume of foreclosures year to year.

Non-interest expense can be expected to increase because of compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. The Company did not record a federal income tax benefit in either of the years ended December 31, 2016 and 2015. The federal income tax benefit was reduced by the full impairment valuation allowance recorded on the Company’s deferred tax assets in both 2016 and 2015. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both December 31, 2016 and 2015. The Company had a total valuation allowance on its deferred tax assets of $4.5 million and $4.3 million at December 31, 2016 and 2015, respectively. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

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

	For the year ended December 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$78,311	$3,363	4.29%	$73,561	$3,192	4.34%
Other interest-earning assets	2,920	61	2.09%	5,068	38	0.75%
Total interest-earning assets	81,231	3,424	4.22%	78,629	3,230	4.11%
Non-interest-earning assets	19,583			14,483
Allowance for loan losses	(1,150)			(1,152)
Total assets	$99,664			$91,960

Interest-bearing liabilities:
Interest-bearing demand	$19,712	44	0.22%	$15,512	12	0.08%
Money market accounts	10,998	15	0.14%	12,192	17	0.14%
Savings accounts	7,503	3	0.04%	7,498	3	0.04%
Certificates of deposit	33,268	544	1.64%	31,286	566	1.81%
Total deposits	71,481	606	0.85%	66,488	598	0.90%
Borrowings	6,950	115	1.65%	7,245	135	1.86%
Total interest-bearing liabilities	78,431	721	0.92%	73,733	733	0.99%
Non-interest-bearing liabilities	6,151			7,779
Total liabilities	84,582			81,512
Equity	15,082			10,448
Total liabilities and equity	$99,664			$91,960

Net interest income		$2,703			$2,497
Net interest rate spread (1)			3.31%			3.12%
Net interest-earning assets (2)	$2,800			$4,896
Net interest margin (3)			3.33%			3.18%
Average interest-earning assets to interest-bearing liabilities	103.57%			106.64%

_________________________

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Years Ended December 31,
	2016 vs. 2015
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$204	$(33)	$171
Other interest-earning assets	(22)	45	23
Total interest-earning assets	182	12	194

Interest-bearing liabilities:
Interest-bearing demand	4	28	32
Money market accounts	(2)	-	(2)
Savings accounts	-	-	-
Certificates of deposit	34	(56)	(22)
Total deposits	36	(28)	8
Borrowings	(5)	(15)	(20)
Total interest-bearing liabilities	31	(43)	(12)

Change in net interest income	$151	$55	$206

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

The table below sets forth, as of December 31, 2016, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest	Estimated NPV	Estimated Increase (Decrease) in NPV		NPV	Increase (Decrease)
Rates (basis points) (1)	(2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)

+300	$14,084	$(399)	(2.8)%	14.20%	20
+200	14,271	(212)	(1.5)%	14.20%	20
+100	14,409	(74)	(0.5)%	14.10%	10
—	14,483	—	—	14.00%	—
-100	14,415	(68)	(0.5)%	13.70%	(30)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2016, in the event of a 200 basis point increase in interest rates, we would experience a 1.50% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 0.5% decrease in net portfolio value.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $621,000 for the year ended December 31, 2016. Net cash used in investing activities, which consists primarily of net change in loans receivable and proceeds from sale of foreclosed assets was $7.0 million for the year ended December 31, 2016. Net cash provided by financing activities, which is comprised of net change in deposits and net changes in borrowings, was $8.7 million for the year ended December 31, 2016.

At December 31, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $13.0 million, or 12.9% of adjusted average assets, which is above the required level of $4.0 million or 4.0%; total risk-based capital of $13.9 million, or 17.6% of risk-weighted assets, which is above the required level of $6.3 million, or 8.0%; and common equity Tier 1 capital of $13.0 million, or 16.4% of risk-weighted assets, which is above the required level of $3.6 million, or 4.5% of risk-weighted assets. Accordingly New Buffalo Savings Bank was categorized as well capitalized at December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2016, we had outstanding commitments to originate loans totalling $670,000. Commitments under available lines of credit and undisbursed construction loans totaled $9.3 million and $1.8 million, respectively. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2016 totaled $14.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We also generally sell our conforming, fixed-rate one- to four-family residential real estate loans in transactions with the FHLB-Indianapolis, through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (FHLMC). In 2016, we sold $10.4 million of these loans. Subject to our ongoing interest rate risk analysis, we generally intend to continue to sell our conforming, fixed-rate one- to four-family residential real estate loans that we originate.  Under specific circumstances we may be obligated to repurchase certain loans as required by the sales agreement. Based on our historical experience, our reserve at December 31, 2016 was deemed immaterial.

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 13 of the Notes to our Consolidated Financial Statements beginning on page F-1 of this Annual Report.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 14 of the notes to our financial statements beginning on page F-1 of this Annual Report.

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

ITEM 9A.         Controls and Procedures

(a)     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the year ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)     Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

              The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

              Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework (2013)."  Based on such assessment, management believes that, as of December 31, 2016, the Company's internal control over financial reporting is effective, based on those criteria.

   This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management's report in this annual report.

ITEM 9B.           Other Information

Date of Annual Meeting of Stockholders.

The 2017 Annual Meeting of Stockholders of New Bancorp, Inc. will be held on Tuesday, June 6, 2017 at 9:00 at its main office located at 45 North Whittaker Street, New Buffalo, Michigan.

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

PART IV

ITEM 15.               Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2016 and 2015;

(C)	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015;

(D)	Consolidated Statements of Changes in Equity for the years ended December 31, 2016 and 2015;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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

ITEM 16.               Form 10-K Summary

              None

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Bancorp, Inc.

Date: March 30, 2017 By:	/s/ Richard C. Sauerman
Richard C. Sauerman President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard C. Sauerman Richard C. Sauerman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2017

/s/ Shawna L. Zawada Shawna L. Zawada	Controller and Principal Financial Officer	March 30, 2017

/s/ Jeffrey Vickers Jeffrey Vickers	Director	March 30, 2017

/s/ Joseph Migley Joseph Migely	Director	March 30, 2017

/s/ Ralph Sommerfeld Ralph Sommerfeld	Director	March 30, 2017

/s/ David Blum David Blum	Director	March 30, 2017

/s/ Dale Parkison Dale Parkison	Director	March 30, 2017

/s/ Robert Rose Robert Rose	Director	March 30, 2017

EXHIBIT INDEX

3.1	Articles of Incorporation of New Bancorp, Inc.*
3.2	Bylaws of New Bancorp, Inc.*
4	Form of Common Stock Certificate of New Bancorp, Inc.*
10.1	Employment Agreement of Richard C. Sauerman*
10.3	Salary Continuation Agreement with Richard C. Sauerman*
10.4	Multiple Employer Defined Benefit Plan*
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-204842), initially filed June 6, 2015.

New Bancorp, Inc.

Report of Independent Registered Public Accounting Firm and

Consolidated Financial Statements

December 31, 2016 and 2015

New Bancorp, Inc.

December 31, 2016 and 2015

BKD LLP
CPAs & Advisors
201 N. Illinois Street, Suite 700 // P.O. Box 44998 // Indianapolis, IN 46244-0998
317.383.4000 // fax 317.383.4200 // bkd.com

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Management
New Bancorp, Inc.
New Buffalo, Michigan

We have audited the accompanying consolidated balance sheets of New Bancorp, Inc. (Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Bancorp, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

BKD, LLP

Indianapolis, Indiana
March 30, 2017

Praxity MEMBER GLOBAL ALLIANCE OF INDEPENDENT FIRMS

New Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except share data)

	December 31,
	2016	2015
Assets

Cash and due from banks	$1,419	$7,132
Interest-earning demand deposits	8,438	1,678

Cash and cash equivalents	9,857	8,810

Interest-earning time deposits in banks	992	992
Loans, net of allowance for loan losses of $1,063 and $1,155 at December 31, 2016 and 2015, respectively	83,008	76,575
Premises and equipment	1,934	2,024
Federal Home Loan Bank stock	468	468
Foreclosed real estate held for sale, net	586	245
Accrued interest receivable	203	217
Bank owned life insurance	5,418	5,247
Servicing rights	483	317
Prepaid expenses and other assets	269	150

Total assets	$103,218	$95,045

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$28,676	$20,435
Savings and money market accounts	16,404	18,918
Time	31,761	32,913

Total deposits	76,841	72,266

Federal funds purchased	1,000	-
Borrowings	10,027	6,927
Other liabilities	781	778

Total liabilities	88,649	79,971

Commitments and Contingencies	-	-

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	73	44

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 4,000,000 shares authorized, 696,600 shares issued and outstanding	7	7
Additional paid-in capital	5,761	5,754
Unearned ESOP shares	(501)	(523)
Retained earnings	9,302	9,836

Total shareholders' equity	14,569	15,074

Less maximum cash obligation related to ESOP shares	(73)	(44)
Total shareholders' equity less maximum cash obligation related to ESOP shares	14,496	15,030

Total liabilities and shareholders' equity	$103,218	$95,045

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2016 and 2015

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015
Interest Income
Loans	$3,363	$3,192
Interest-bearing deposits	61	38

Total interest income	3,424	3,230

Interest Expense
Deposits	606	598
Borrowings	115	135

Total interest expense	721	733

Net Interest Income	2,703	2,497

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	2,703	2,497

Noninterest Income
Service charges and fees	282	304
Gain on sale of loans	689	374
Gain (loss) on sale of foreclosed real estate, net	21	(27)
Income from bank owned life insurance	171	166
Loan servicing fees, net	30	31
Other operating	37	23

Total noninterest income	1,230	871

Noninterest Expense
Salaries and employee benefits	2,449	1,877
Occupancy and equipment	466	443
Data processing fees	439	404
Franchise taxes	42	4
FDIC insurance premiums	54	75
Insurance premiums	45	51
Professional services	395	195
Impairment losses and expenses of foreclosed real estate	18	142
Other	559	350

Total noninterest expense	4,467	3,541

Net Loss	$(534)	$(173)

Loss per share - basic and diluted	$(0.83)	N/A

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2016 and 2015

(In thousands)

					Maximum Cash
		Additional	Unearned		Obligation
	Common	Paid-in	ESOP	Retained	Related to
	Stock	Capital	Shares	Earnings	ESOP Shares	Total

Balance at January 1, 2015	$-	$-	$-	$10,009	$-	$10,009

Proceeds from issuance of common stock	7	5,746	(557)	-	-	5,196

ESOP shares earned	-	8	34	-	-	42

Change related to ESOP shares	-	-	-	-	(44)	(44)

Net loss for the year ended December 31, 2015	-	-	-	(173)	-	(173)

Balance at December 31, 2015	7	5,754	(523)	9,836	(44)	15,030

ESOP shares earned	-	7	22	-	-	29

Change related to ESOP shares	-	-	-	-	(29)	(29)

Net loss for the year ended December 31, 2016	-	-	-	(534)	-	(534)

Balance at December 31, 2016	$7	$5,761	$(501)	$9,302	$(73)	$14,496

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Consolidated Statements of Cash Flows

December 31, 2016 and 2015

(In thousands)

	Years Ended December 31,
	2016	2015
Operating Activities
Net loss	$(534)	$(173)
Items not requiring (providing) cash
Depreciation and amortization	270	241
Amortization of deferred loan origination fees and costs, net	1	3
Gain on sale of loans	(689)	(374)
Proceeds from sales of loans originated for sale	16,425	9,502
Loans originated for sale	(15,829)	(8,740)
(Gain) loss on sale of foreclosed real estate	(21)	27
Impairment loss on foreclosed real estate	-	111
ESOP shares earned	29	42
Cash surrender value of life insurance	(171)	(166)
Changes in
Accrued interest receivable	14	(30)
Prepaid expenses and other assets	(119)	12
Other liabilities	3	(2,624)

Net cash used in operating activities	(621)	(2,169)

Investing Activities
Prodeeds from sale of loans transferred to loans held for sale	-	2,135
Net change in loans	(7,178)	(6,608)
Purchase of premises and equipment	(95)	(36)
Proceeds from redemption of FHLB stock	-	210
Proceeds from sale of foreclosed assets	266	203

Net cash used in investing activities	(7,007)	(4,096)

Financing Activities
Net increase in deposits	4,575	4,398
Net change in federal funds purchased	1,000	(2,500)
Proceeds from borrowings	3,100	-
Proceeds from issuance of common stock	-	5,196

Net cash provided by financing activities	8,675	7,094

Increase in Cash and Cash Equivalents	1,047	829

Cash and Cash Equivalents, Beginning of Year	8,810	7,981

Cash and Cash Equivalents, End of Year	$9,857	$8,810

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$715	$731

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$586	$338
Transfers from loans to loans held for sale	$-	$2,057

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Principles of Consolidation

The consolidated financial statements include New Bancorp, Inc. and its wholly-owned subsidiary the Bank, together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016, the Company’s cash accounts exceeded federally insured limits by approximately $5.7 million. Additionally, approximately $2.1 million of cash in total is held by the Federal Home Loan Bank and Federal Reserve Bank as of December 31, 2016, which is not federally insured.

Interest-earning Deposits in Banks

Interest-earning time deposits in banks mature in two years and are carried at cost.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

Foreclosed Real Estate Held for Sale

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets. Foreclosed real estate held for sale consisted of residential real estate at December 31, 2016 and 2015. There were $323,681 of residential real estate loans in the process of foreclosure at December 31, 2016.

Servicing Rights

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company has established a full valuation allowance for its net deferred tax asset as of December 31, 2016 and 2015. See Note 9, Income Taxes, for further information.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance policies represents the value of life insurance policies on certain current and former officers of the Company for which the Company is the beneficiary. The Company accounts for these assets using the cash surrender value method in determining the carrying value of the insurance policies.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income. The Company had no elements of other comprehensive income at December 31, 2016 and 2015.

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing net loss applicable to common stock by the weighted-average number of shares of common stock outstanding during the period, less unallocated ESOP shares. The Company had no dilutive or potentially dilutive securities at December 31, 2016 and 2015.

Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted loss per share calculations until they are committed to be released.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 2:     Restriction on Cash and Due From Banks

The Company is generally required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The Company had no reserve balance requirement at December 31, 2016.

Note 3:     Securities

The Company had no investment securities at December 31, 2016 and 2015.

The Company had no sales of investment securities during the years ended December 31, 2016 and 2015.

Note 4:     Loans and Allowance for Loan Losses

Classes of loans at December 31, 2016 and 2015 include:

	2016	2015
	(In thousands)
Real estate loans
Residential	$38,636	$41,972
Commercial	35,709	27,319
Construction and land	10,233	7,196
Commercial business	1,000	1,354
Consumer and other	335	321

Total loans	85,913	78,162

Less:
Net deferred loan fees, premiums and discounts	(70)	(2)
Undisbursed loans in process	(1,772)	(430)
Allowance for loan losses	(1,063)	(1,155)

Net loans	$83,008	$76,575

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential 1-4 Family and Equity Lines of Credit Real Estate: The residential 1-4 family and home equity real estate loans are generally secured by owner-occupied 1-4 family residences. The Company’s portfolio of home equity loans totaled $4.7 million and $4.2 million, at December 31, 2016 and 2015, respectively, the majority of which were secured by first liens, or by second liens on properties where the Company also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

During 2016, the Company initiated a program to originate loans under the Small Business Administration (“SBA”) 7a program. These loans are secured by commercial real estate and, in accordance with the SBA 7a program, are guaranteed at 75% of the principal balance. The Company has sold the 75% guaranteed portion of the loans originated, retaining servicing on the loans sold, and has retained the remaining 25% of these loans.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2016 and 2015, and the recorded investment in loans and impairment method as of December 31, 2016 and 2015:

	December 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, January 1, 2016	$648	$383	$102	$19	$3	$1,155
Provision for loan losses	141	(57)	(71)	(15)	2	-
Charge-offs	(133)	-	-	-	-	(133)
Recoveries	-	-	41	-	-	41

Balance, December 31, 2016	$656	$326	$72	$4	$5	$1,063

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$656	$326	$72	$4	$5	$1,063

Loans:
Ending balance	$38,636	$35,709	$10,233	$1,000	$335	$85,913

Ending balance; individually evaluated for impairment	$2,779	$533	$1,709	$-	$-	$5,021

Ending balance; collectively evaluated for impairment	$35,857	$35,176	$8,524	$1,000	$335	$80,892

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

	December 31, 2015
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, January 1, 2015	$575	$418	$126	$23	$5	$1,147
Provision (credit) for loan losses	65	(35)	(24)	(4)	(2)	-
Charge-offs	-	-	-	-	-	-
Recoveries	8	-	-	-	-	8

Balance, December 31, 2015	$648	$383	$102	$19	$3	$1,155

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$20	$-	$-	$-	$-	$20

Ending balance, collectively evaluated for impairment	$628	$383	$102	$19	$3	$1,135

Loans:
Ending balance	$41,972	$27,319	$7,196	$1,354	$321	$78,162

Ending balance; individually evaluated for impairment	$1,763	$229	$1,751	$-	$-	$3,743

Ending balance; collectively evaluated for impairment	$40,209	$27,090	$5,445	$1,354	$321	$74,419

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2016 and 2015:

	December 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$36,324	$35,211	$9,210	$965	$325	$82,035
Special mention/Watch	415	-	-	-	10	425
Substandard	1,897	498	1,023	35	-	3,453
Doubtful	-	-	-	-	-	-

Total	$38,636	$35,709	$10,233	$1,000	$335	$85,913

	December 31, 2015
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$39,842	$26,178	$7,022	$1,354	$294	$74,690
Special mention/Watch	686	529	8	-	27	1,250
Substandard	1,444	612	166	-	-	2,222
Doubtful	-	-	-	-	-	-

Total	$41,972	$27,319	$7,196	$1,354	$321	$78,162

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2016 and 2015:

	December 31, 2016
			Greater				Total Loans >
	30-59 Days	60-89 Days	Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$194	$-	$327	$521	$38,115	$38,636	$-
Commercial	-	-	4	4	35,705	35,709	-
Construction and land	-	-	-	-	10,233	10,233	-
Commercial business	-	-	-	-	1,000	1,000	-
Consumer	-	-	-	-	335	335	-

Total	$194	$-	$331	$525	$85,388	$85,913	$-

	December 31, 2015
			Greater				Total Loans >
	30-59 Days	60-89 Days	Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$455	$100	$598	$1,153	$40,819	$41,972	$-
Commercial	-	7	-	7	27,312	27,319	-
Construction and land	-	-	166	166	7,030	7,196	-
Commercial business	-	-	-	-	1,354	1,354	-
Consumer	-	-	-	-	321	321	-

Total	$455	$107	$764	$1,326	$76,836	$78,162	$-

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following tables present impaired loans as of and for the years ended December 31, 2016 and 2015:

As of and for the year ended December 31, 2016
		Unpaid		Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$2,779	$2,936	$-	$2,420	$140
Commercial	533	560	-	230	28
Construction and land	1,709	1,709	-	1,760	95
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Totals	$5,021	$5,205	$-	$4,410	$263

	As of and for the year ended December 31, 2015
		Unpaid		Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,607	$1,647	$-	$1,413	$66
Commercial	229	229	-	238	16
Construction and land	1,751	1,751	-	1,816	87
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	156	166	20	118	-
Commercial	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Totals	$3,743	$3,793	$20	$3,585	$169

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following table presents the Company’s nonaccrual loans at December 31, 2016 and 2015. The table excludes performing troubled debt restructurings.

	December 31,
	2016	2015
	(In thousands)

Real estate loans
Residential	$614	$987
Commercial	4	7
Construction and land	-	166
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$618	$1,160

At December 31, 2016 and 2015, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The Company had no loans modified in a troubled debt restructuring during the year ended December 31, 2016. The following table presents information regarding troubled debt restructurings by class for the year ended December 31, 2015. Newly classified troubled debt restructurings were as follows:

	December 31, 2015
	Number of Contracts	Pre- Modification Balance	Post- Modification Balance
	(In thousands)

Real estate
Residential	1	$50	$50
Commercial	1	42	42
Construction and land	-	-	-
Commercial business	-	-	-
Consumer	-	-	-

	2	$92	$92

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Newly restructured loans by type of modification were as follows for the year ended December 31, 2015:

	Interest Only	Term	Combination	Total Modification
December 31, 2015	(In thousands)

Real estate
Residential	$-	$50	$-	$50
Commercial	-	42	-	42
Construction and land	-	-	-	-
Commercial business	-	-	-	-
Consumer	-	-	-	-

	$-	$92	$-	$92

The troubled debt restructurings described did not increase the allowance for loan losses and did not result in charge offs during the years ended December 31, 2016 and 2015.

The Company had no troubled debt restructurings modified in the years ended December 31, 2016 and 2015 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 5:     Premises and Equipment

Major classifications of premises and equipment, stated at cost, at December 31, 2016 and 2015, are as follows:

	2016	2015
	(In thousands)

Land	$342	$342
Buildings and improvements	3,155	3,145
Furniture and equipment	2,503	2,418

	6,000	5,905
Less accumulated depreciation	4,066	3,881

Net premises and equipment	$1,934	$2,024

Note 6:     Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $50.5 million and $40.6 million at December 31, 2016 and 2015, respectively. Loans serviced at December 31, 2016 includes $5.3 million of SBA loans.

Servicing rights activity for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
	(In thousands)

Balance at beginning of year	$317	$269
Additions	251	115
Amortization	(85)	(67)

Balance at end of year	$483	$317

The fair value of servicing rights approximates the carrying value at December 31, 2016 and 2015.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 7:     Time Deposits

Time deposits in denominations of $250,000 or more were $6.1 million and $4.6 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of time deposits were as follows:

2016
(In thousands)
Maturing year ending December 31,
2017	$14,126
2018	6,113
2019	3,863
2020	5,690
2021	1,661
Thereafter	308

$31,761

             The Company held $3.3 million and $2.5 million in brokered certificates of deposit at December 31, 2016 and 2015, respectively.

Note 8:     Borrowings

            Scheduled maturities of advances from the Federal Home Loan Bank were as follows at December 31, 2016:

			Maturing in year ended
Interest rate			December 31,	2016
				(In thousands)

	1.43%		2017	$1,000
1.34%	-	1.80%	2018	4,100
	1.85%		2019	1,927
	2.08%		2020	3,000

				$10,027

The Company’s advances from the Federal Home Loan Bank are all at fixed rates of interest. The advances are secured by a pledge of certain eligible mortgage loans, totaling $23.9 million and $23.1 million at December 31, 2016 and 2015, respectively, and the Company’s investment in FHLB stock. The advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2016, the Company had the ability to borrow additional advances from the FHLB totaling $7.5 million.

In addition, at December 31, 2016, the Company had outstanding federal funds purchased from UBB Securities of $1.0 million, which matured daily, bearing interest at a rate of 1.13%. The Company had no outstanding federal funds purchased at December 31, 2015.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 9:     Income Taxes

A reconciliation of the federal income tax benefit at the statutory rate to the Company’s actual income tax benefit is shown below:

	Year Ended December 31,
	2016	2015
	(In thousands)

Computed at statutory rate (34%)	$(182)	$(59)
Increase (decrease) resulting from:
Bank-owned life insurance	(58)	(56)
Change in valuation allowance	234	112
Other	3	(36)

Actual income tax benefit	$-	$-

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The composition of the Company’s net deferred tax asset at December 31, 2016 and 2015, is as follows:

	2016	2015
	(In thousands)
Deferred tax assets
Allowance for loan losses	$368	$400
Deferred compensation	58	48
Expenses on foreclosed assets held for sale	-	35
Net operating loss carryforward	4,287	3,943
Deferred loan origination costs	12	-
Other	8	26

Deferred tax assets	4,733	4,452

Deferred tax liabilities
Federal Home Loan Bank stock dividends	(16)	(16)
Mortgage servicing rights	(167)	(110)
Deferred loan orgination fees	-	(1)
Depreciation	(24)	(33)

Deferred tax liabilities	(207)	(160)

Net deferred tax asset before valuation allowance	4,526	4,292

Valuation allowance
Beginning balance	(4,292)	(4,180)
Increase during period	(234)	(112)

Ending balance	(4,526)	(4,292)

Net deferred tax asset	$-	$-

As of December 31, 2016 and 2015, the net deferred tax asset was fully reserved. Management recorded a valuation allowance against the net deferred tax asset at December 31, 2016 and 2015, based on consideration of, but not limited to, the Company’s cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The Company’s net operating loss of $12.4 million at December 31, 2016, will be carried forward to use against future federal taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. Indiana net operating loss carryforwards totaled $1.1 million at December 31, 2016 and will begin to expire in the year ending December 31, 2024.

Retained earnings at both December 31, 2016 and 2015, includes approximately $1.5 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $510,000 at December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company will record interest and penalties as a component of income tax expense.

The Company is subject to U.S. federal and Indiana income tax. The Company is no longer subject to examination by taxing authorities for years prior to 2013.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Management believes, as of December 31, 2016 and 2015, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2016 and 2015, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016
Total Capital
(to Risk-Weighted Assets)	$13,943	17.6%	$6,327	8.0%	$7,908	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$12,954	16.4%	$4,745	6.0%	$6,327	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$12,954	16.4%	$3,559	4.5%	$5,140	6.5%

Tier I Leverage Capital
(to Average Total Assets)	$12,954	12.9%	$4,024	4.0%	$5,030	5.0%

As of December 31, 2015
Total Capital
(to Risk-Weighted Assets)	$14,072	21.3%	$5,295	8.0%	$6,618	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$13,241	20.0%	$3,971	6.0%	$5,295	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$13,241	20.0%	$2,978	4.5%	$4,302	6.5%

Tier I Leverage Capital
(to Average Total Assets)	$13,241	13.9%	$3,801	4.0%	$4,752	5.0%

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period. At December 31, 2016, no dividends were available for dividend declaration without prior regulatory approval.

Note 11:     Related Party Transactions

At December 31, 2016 and 2015, the Company had loans outstanding to executive officers, directors and their affiliates (related parties), in the amount of approximately $2.4 million and $2.5 million, respectively. During the year ended December 31, 2016, loans originated to related parties totaled $600,000 and principal repayments from related parties totaled $703,000, respectively.

At December 31, 2016 and 2015, the Company had deposits from certain officers, directors and other related interests totaling approximately $694,000 and $349,000, respectively.

Note 12:     Employee Benefits

The Company has an agreement to provide partial reimbursement of medical coverage expenses for the former executive officers. The liability recorded under these agreements was $167,000 and $139,000 at December 31, 2016 and 2015, respectively. The Company recognized expense for these agreements totaling $48,000 and $18,000 for the years ended December 31, 2016 and 2015, respectively.

During 2015, the Company entered into a salary continuation agreement with the Company’s President that provides supplemental retirement benefits. The Company will contribute a total of $105,000 to the plan over a five year period that will be paid out over a 15 year period upon retirement. The funds will accrue interest at a rate of 4.50%. The Company recognized expense for this plan totaling $22,000 during each of the years ended December 31, 2016 and 2015.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The Company maintained participation in the Plan for the years ended December 31, 2016 and 2015. The Employee Identification Number (EIN) is 13-5645888 and the three-digit plan number is 333. The Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code 413(c). There are no collective bargaining agreements in place that require contributions to the Plan. The Company has frozen this Plan effective 2011. The Plan is administered by the trustees of the Financial Institutions Retirement Fund. Plan contributions and expense were approximately $66,000 and $30,000, for the years ended December 31, 2016 and 2015, respectively. The Company’s funded status in the Plan at December 31, 2016 and 2015 was approximately 97.15% and 99.7%, respectively.

Total contributions made to the Pentegra DB Plan as reported on the Form 5500, equal $163.1 million and $190.8 million for the plan years ended June 30, 2015 and 2014, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees attain eligibility in the 401(k) plan upon completing one year of service and being 21 years of age or older. Employees may contribute amounts, up to the federal limitations, of their compensation with the Company matching 3% of the employee’s total contributions. Employer contributions charged to expense were $19,000 and $27,000, for the years ended December 31, 2016 and 2015, respectively.

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. The ESOP acquired 55,728 shares of the Company’s common stock in the conversion. During the years ended December 31, 2016 and 2015, a total of 2,198 and 3,375 shares, respectively, were allocated to ESOP plan participants, leaving 50,155 unallocated shares in the ESOP at December 31, 2016. Compensation expense related to the ESOP was $29,000 and $42,000 for the years ended December 31, 2016 and 2015, respectively.

The stock price at the formation date was $10.00. The aggregate fair value of the 50,155 unallocated shares was $690,000 based on the $13.75 closing price of the common stock on December 31, 2016.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. At December 31, 2016 and 2015, the fair value of these shares was $73,000 and $44,000, respectively. There are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.

Note 13:     Loss Per Share

Loss per share for the year ended December 31, 2016 was $0.83, calculated using 696,600 shares issued, less 52,353 weighted-average unallocated shares held by the ESOP. Loss per share is not meaningful for the year ended December 31, 2015.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 14:     Commitments and Credit Risk

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

At December 31, 2016, the Company had outstanding commitments to originate loans aggregating approximately $670,000, comprised of fixed-rate loans, with interest rates ranging from 3.5% to 4.5%. At December 31, 2016, the Company had commitments under undisbursed construction loans totaling $1.8 million and commitments under commercial and consumer lines of credit totaling $5.5 million and $3.8 million, respectively.

At December 31, 2015, the Company had outstanding commitments to originate loans aggregating approximately $532,000, comprised of fixed-rate loans, with interest rates ranging from 4.1% to 4.4%. In addition, at December 31, 2015, the Company had commitments under undisbursed construction loans totaling $430,000 and commitments under commercial and consumer lines of credit totaling $2.5 million and $810,000, respectively.

The Company had commitments under outstanding financial standby letters of credit totaling $219,000 and $36,000 at December 31, 2016 and 2015, respectively.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 15:     Disclosures about Fair Value of Assets and Liabilities

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at December 31, 2016 and 2015:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
Impaired loans	$232	$-	$-	$232

December 31, 2015
Impaired loans	$136	$-	$-	$136
Foreclosed assets held for sale	245	-	-	245

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
December 31, 2016

Impaired loans (collateral dependent)	$232	Marketable comparable properties	Marketability discount	10%	-	15%

December 31, 2015

Impaired loans (collateral dependent)	$136	Marketable comparable properties	Marketability discount	10%	-	15%

Foreclosed real estate	245	Marketable comparable properties	Comparability adjustments		10%

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

 Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
December 31, 2016
Financial assets
Cash and due from banks	$1,419	$1,419	$1,419	$-	$-
Interest-earning demand deposits	8,438	8,438	8,438	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	83,008	83,538	-	-	83,538
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	203	203	-	203	-
Servicing rights	483	483	-	-	483
Financial liabilities
Deposits	76,841	77,104	45,080	32,024	-
Federal funds purchased	1,000	1,000	1,000	-	-
Advances from the Federal Home Loan Bank	10,027	10,127	-	10,127	-
Accrued interest payable	7	7	-	7	-

December 31, 2015
Financial assets
Cash and due from banks	$7,132	$7,132	$7,132	$-	$-
Interest-earning demand deposits	1,678	1,678	1,678	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	76,575	77,086	-	-	77,086
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	217	217	-	217	-
Mortgage servicing rights	317	317	-	-	317
Financial liabilities
Deposits	72,266	72,708	39,353	33,355	-
Advances from the Federal Home Loan Bank	6,927	7,023	-	7,023	-
Accrued interest payable	11	11	-	11	-

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

      Servicing Rights

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of loan commitments was not material at December 31, 2016 and 2015.

Note 16:     Recent Accounting Pronouncements

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within fiscal years beginning after December 15, 2019. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

FASB ASU 2016-02, Leases

In February 2016 the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

FASB ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”.  The amendments in this Update replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The impact of CECL model implementation is being evaluated, but it’s expected a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The magnitude of any such adjustment or the overall impact of the new standard on financial condition or results of operations cannot yet be determined.

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

Note 17:     Change in Corporate Form

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Note 18:     Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of New Bancorp, Inc.:

Condensed Balance Sheets
December 31, 2016 and 2015
	2016	2015
	(In thousands)
Assets

Cash	$1,615	$1,833
Investment in Bank subsidiary	12,955	13,241

Total assets	$14,570	$15,074

Liabilities and Shareholders' Equity

Liabilities	$1	$-

Redeemable common stock held by ESOP	73	44

Shareholders' equity less maximum cash obligation related to ESOP shares	14,496	15,030

Total liabilities and shareholders' equity	$14,570	$15,074

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Condensed Statement of Operations
For the Periods Ended December 31, 2016 and 2015

	2016	2015
	(In thousands)
Income
Interest income	$18	$3

Expenses
Equity in net loss of Bank subsidiary	295	158
General and administrative expenses	257	-
Total expenses	552	158

Net loss	$(534)	$(155)

Condensed Statement of Cash Flows
For the Periods Ended December 31, 2016 and 2015

	2016	2015
	(In thousands)
Operating activities
Net loss	$(534)	$(155)
Other adjustments	21	34
Items not requiring cash:
Equity in net loss of Bank subsidiary	295	158
Net cash from operating activities	(218)	37

Investing activities
Investment in Bank subsidiary	-	(3,400)

Financing activities
Proceeds from issuance of common stock	-	5,196

Net change in cash	(218)	1,833
Cash at beginning of period	1,833	-

Cash at end of period	$1,615	$1,833