Form 10-Q
period 2017-03-31
New Bancorp, Inc.
filed 2017-05-12
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company) Emerging growth company [ X ]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

As of May 12, 2017, the latest practicable date, 696,600 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

New Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2017 (Unaudited) and December 31, 2016

(In Thousands, except share data)

	March 31,	December 31,
	2017	2016
Assets

Cash and due from banks	$1,510	$1,419
Interest-earning demand deposits	9,110	8,438
Federal funds sold	4,840	-

Cash and cash equivalents	15,460	9,857

Interest-earning time deposits in banks	992	992
Loans, net of allowance for loan losses of $1,042, and $1,063 at March 31, 2017 and December 31, 2016, respectively	86,695	83,008
Premises and equipment	1,896	1,934
Federal Home Loan Bank stock	468	468
Foreclosed real estate held for sale, net	561	586
Accrued interest receivable	221	203
Bank owned life insurance	5,460	5,418
Mortgage servicing rights	566	483
Prepaid expenses and other assets	2,786	269

Total assets	$115,105	$103,218

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$29,879	$28,676
Savings and money market accounts	15,984	16,404
Time	43,595	31,761

Total deposits	89,458	76,841

Federal funds purchased	-	1,000
Borrowings	10,027	10,027
Other liabilities	1,060	781

Total liabilities	100,545	88,649

Commitments and Contingencies	-	-
Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	91	73

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 4,000,000 shares authorized, 696,600 shares issued and outstanding	7	7
Additional paid-in capital	5,764	5,761
Unearned ESOP shares	(494)	(501)
Retained earnings	9,283	9,302

Total shareholders' equity	14,560	14,569

Less maximum cash obligation related to ESOP shares	(91)	(73)
Total shareholders' equity less maximum cash obligation related to ESOP shares	14,469	14,496

Total liabilities and shareholders' equity	$115,105	$103,218

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

(In Thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest Income
Loans	$931	$825
Interest-bearing deposits	18	12
Total interest income	949	837

Interest Expense
Deposits	166	153
Borrowings	39	33
Total interest expense	205	186

Net Interest Income	744	651

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	744	651

Noninterest Income
Service charges and fees	66	62
Gain on sale of loans	214	18
Gain on sale of foreclosed real estate, net	29	-
Income from bank owned life insurance	42	42
Loan servicing fees, net	14	18
Other operating	11	8
Total noninterest income	376	148

Noninterest Expense
Salaries and employee benefits	630	566
Occupancy and equipment	95	117
Data processing fees	114	101
FDIC insurance premiums	8	20
Insurance premiums	10	13
Professional services	121	124
Impairment losses and expenses of foreclosed real estate	9	5
Other	152	110
Total noninterest expense	1,139	1,056

Net Loss	$(19)	$(257)

Loss per share - basic and diluted	$(0.03)	(0.40)

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2017

(In Thousands)

					Maximum Cash
			Shares		Obligation
	Common	Additional	Acquired	Retained	Related to
	Stock	Paid In Capital	by ESOP	Earnings	ESOP Shares	Total

Balance at January 1, 2017	$7	$5,761	$(501)	$9,302	$(73)	$14,496

Maximum cash obligation related to ESOP shares	-	-	-	-	(18)	(18)

ESOP shares earned	-	3	7	-	-	10

Net loss for the three months ended March 31, 2017	-	-	-	(19)	-	(19)

Balance at March 31, 2017	$7	$5,764	$(494)	$9,283	$(91)	$14,469

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(In Thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(19)	$(257)
Items not requiring (providing) cash
Depreciation and amortization	55	50
Deferred loan origination fees, costs, premiums, and discounts, net	(3)	1
Gain on sale of loans	(214)	(18)
Proceeds from sales of loans originated for sale	1,444	707
Loans originated for sale	(3,597)	(695)
Gain on sale of foreclosed real estate	(29)	-
ESOP shares earned	10	-
Cash surrender value of life insurance	(42)	(42)
Changes in
Accrued interest receivable	(18)	13
Prepaid expenses and other assets	(2,519)	53
Other liabilities	281	187

Net cash used in operating activities	(4,651)	(1)

Investing Activities
Net change in loans	(1,411)	1,928
Purchase of premises and equipment	(6)	(37)
Proceeds from sale of foreclosed assets	54	-

Net cash provided by (used in) investing activities	(1,363)	1,891

Financing Activities
Net increase in deposits	12,617	2,707
Net change in federal funds purchased	(1,000)	-

Net cash provided by financing activities	11,617	2,707

Increase in Cash and Cash Equivalents	5,603	4,597

Cash and Cash Equivalents, Beginning of Period	9,857	8,810

Cash and Cash Equivalents, End of Period	$15,460	$13,407

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$200	$189

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:     Basis of Presentation

The accompanying condensed consolidated balance sheet of New Bancorp, Inc. (the Company) as of December 31, 2016, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2016 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2017 herein, are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended March 31, 2017 and December 31, 2016, include New Bancorp, Inc. and its wholly-owned subsidiary the New Buffalo Savings Bank “the Bank”, together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation. The conversion to stock form, including the formation of New Bancorp, Inc., was completed on October 19, 2015.

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

              Reclassifications

Certain reclassifications have been made to the December 31, 2016 financial statements to conform to the March 31, 2017 financial statement presentation.  These reclassifications had no effect on our results of operations.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2:     Securities

The Company had no investment securities at March 31, 2017 and December 31, 2016. The Company had no sales of investment securities during the three month periods ended March 31, 2017 and 2016.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Classes of loans at March 31, 2017 and December 31, 2016 include:

	March 31,	December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Real estate loans
Residential	$43,656	$43,036
Commercial	34,132	32,175
Construction and land	10,139	9,543
Commercial business	1,193	383
Consumer and other	689	776

Total loans	89,809	85,913

Less:
Net deferred loan fees, premiums and discounts	(105)	(70)
Undisbursed loans in process	(1,967)	(1,772)
Allowance for loan losses	(1,042)	(1,063)

Net loans	$86,695	$83,008

Residential Real Estate: The residential real estate loans are generally secured by owner-occupied and non owner occupied 1-4 family residences. The Bank’s portfolio of home equity loans totaled $4.6 million and $4.7 million at March 31, 2017 and December 31, 2016, respectively, the majority of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 and the recorded investment in loans and impairment method as of March 31, 2017 and December 31, 2016:

	For the Three Months Ended March 31, 2017 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, January 1, 2017	$656	$326	$72	$4	$5	$1,063
Provision (credit) for loan losses	(66)	39	6	18	3	-
Charge-offs	(12)	-	-	(9)	-	(21)
Recoveries	-	-	-	-	-	-

Balance, March 31, 2017	$578	$365	$78	$13	$8	$1,042

		For the Three Months ended March 31, 2016
Allowance for loan losses:
Balance, January 1, 2016	$648	$383	$102	$19	$3	$1,155
Provision (credit) for loan losses	91	(72)	(11)	(12)	4	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31 , 2016	$739	$311	$91	$7	$7	$1,155

	March 31, 2017 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$578	$365	$78	$13	$8	$1,042

Loans:
Ending balance	$43,656	$34,132	$10,139	$1,193	$689	$89,809

Ending balance; individually evaluated for impairment	$2,757	$528	$1,681	$-	$-	$4,966

Ending balance; collectively evaluated for impairment	$40,899	$33,604	$8,458	$1,193	$689	$84,843

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

	December 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Ending balance	$656	$326	$72	$4	$5	$1,063

Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$656	$326	$72	$4	$5	$1,063

Loans:
Ending balance	$43,036	$32,175	$9,543	$383	$776	$85,913

Ending balance; individually evaluated for impairment	$2,779	$533	$1,709	$-	$-	$5,021

Ending balance; collectively evaluated for impairment	$40,257	$31,642	$7,834	$383	$776	$80,892

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Pass	$41,496	$33,604	$8,823	$1,193	$689	$85,805
Special mention/Watch	290	-	-	-	-	290
Substandard	1,870	528	1,316	-	-	3,714
Doubtful	-	-	-	-	-	-

Total	$43,656	$34,132	$10,139	$1,193	$689	$89,809

	December 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$40,724	$31,677	$8,520	$348	$766	$82,035
Special mention/Watch	415	-	-	-	10	425
Substandard	1,897	498	1,023	35	-	3,453
Doubtful	-	-	-	-	-	-

Total	$43,036	$32,175	$9,543	$383	$776	$85,913

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$272	$-	$314	$586	$43,070	$43,656	$-
Commercial	-	-	-	-	34,132	34,132	-
Construction and land	-	-	-	-	10,139	10,139	-
Commercial business	-	-	-	-	1,193	1,193	-
Consumer	-	-	-	-	689	689	-

Total	$272	$-	$314	$586	$89,223	$89,809	$-

	December 31, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$194	$-	$327	$521	$42,515	$43,036	$-
Commercial	-	-	4	4	32,171	32,175	-
Construction and land	-	-	-	-	9,543	9,543	-
Commercial business	-	-	-	-	383	383	-
Consumer	-	-	-	-	776	776

Total	$194	$-	$331	$525	$85,388	$85,913	$-

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016:

	As of			For the Three Months Ended
	March 31, 2017			March 31, 2017		March 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance of Impaired Loans	Interest Income Recognized	Average Balance of Impaired Loans	Interest Income Recognized
	(Unaudited)
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$2,757	$2,874	$-	$2,510	$37	$1,451	$15
Commercial	528	528	-	528	7	236	4
Construction and land	1,681	1,681	-	1,713	25	1,739	21
Commercial business			-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-	270	1
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$4,966	$5,083	$-	$4,751	$69	$3,696	$41

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of December 31, 2016:

	As of December 31, 2016
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

The following table presents the Company’s nonaccrual loans at March 31, 2017 and December 31, 2016. The table excludes performing troubled debt restructurings.

	March 31, 2017	December 31, 2016

	(In thousands)
Real estate loans
Residential	$617	$614
Commercial	-	4
Construction and land	-	-
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$617	$618

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

At March 31, 2017 (unaudited) and December 31, 2016, the Company had certain loans that were modified in troubled debt restructurings (TDRs) and impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date or a reduction of the stated interest rate.

During the three months ended March 31, 2017 and 2016, there were no new loan modifications classified as TDRs.

The Company had no TDRs modified in the twelve months ended March 31, 2017 and 2016 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

Foreclosed real estate held for sale consisted of residential real estate at March 31, 2017 and December 31, 2016. There were $323,000 of residential real estate loans in the process of foreclosure at March 31, 2017 and December 31, 2016.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

At March 31, 2017 and December 31, 2016, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

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

Management believes, as of March 31, 2017 (unaudited) and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2017 (unaudited) and December 31, 2016, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2017
Total Capital
(to Risk-Weighted Assets)	$13,989	17.8%	$6,273	8.0%	$7,841	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$13,008	16.6%	$4,705	6.0%	$6,273	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$13,008	16.6%	$3,529	4.5%	$5,097	6.5%

Tier I Leverage Capital
(to Average Total Assets)	$13,008	12.1%	$4,299	4.0%	$5,374	5.0%

As of December 31, 2016
Total Capital
(to Risk-Weighted Assets)	$13,943	17.6%	$6,327	8.0%	$7,908	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$12,954	16.4%	$4,745	6.0%	$6,327	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$12,954	16.4%	$3,559	4.5%	$5,140	6.5%

Tier I Capital
(to Total Assets)	$12,954	12.9%	$4,024	4.0%	$5,030	5.0%

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at March 31, 2017 and December 31, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017
Impaired loans, collateral dependent	$220	$-	$-	$220

December 31, 2016
Impaired loans, collateral dependent	$232	$-	$-	$232

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
March 31, 2017
Impaired loans (collateral dependent)	$220	Marketable comparable properties	Marketability discount	17%	-	24%

December 31, 2016
Impaired loans (collateral dependent)	$232	Marketable comparable properties	Marketability discount	10%	-	15%

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017
Financial assets
Cash and due from banks	$1,510	$1,510	$1,510	$-	$-
Interest-earning demand deposits	9,110	4,270	4,270	-	-
Federal funds sold	4,840	4,840	4,840	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	86,695	86,511	-	-	86,511
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	221	221	-	221	-
Servicing rights	566	566	-	-	566
Financial liabilities
Deposits	89,458	89,720	45,863	43,857	-
Advances from the Federal Home Loan Bank	10,027	10,120	-	10,120	-
Accrued interest payable	12	12	-	12	-

December 31, 2016
Financial assets
Cash and due from banks	$1,419	$1,419	$1,419	$-	$-
Interest-earning demand deposits	8,438	8,438	8,438	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	83,008	83,538	-	-	83,538
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	203	203	-	203	-
Servicing rights	483	483	-	-	483
Financial liabilities
Deposits	76,841	77,104	45,080	32,024	-
Federal funds purchased	1,000	1,000	1,000	-	-
Advances from the Federal Home Loan Bank	10,027	10,127	-	10,127	-
Accrued interest payable	7	7	-	7	-

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

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

The amendments are effective, as to the Company,  for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The Company is currently evaluating the impact of adopting the guidance.

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

The amendments in this update are effective, as to the Company, for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements. Adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's results of operations or financial position

FASB ASU 2016-02, Leases

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

The amendments in ASU 2016-02 are effective, as to the Company, for years beginning after December 15, 2019, and for interim periods for years beginning after January 1, 2020.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and    operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

FASB ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”.  The amendments in this Update replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU No. 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required. ASU No. 2016-13 is effective, as to the Company, for fiscal years, beginning after December 15, 2020, and interim periods within those fiscal years, beginning after December 15, 2021.  Management expects that the implementation of ASU No. 2016-13 may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company's results of operations and financial position.

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

Loss per share for the three months ended March 31, 2017 and 2016 was $0.03 and $0.40, respectively, calculated using 696,600 average shares issued, less 49,458 and 52,353 unallocated average shares held by the ESOP for each respective period. The Company had no dilutive or potentially dilutive securities at March 31, 2017 and 2016.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8:     Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $10,000 and $5,000 for the three month periods ended March 31, 2017 and 2016, respectively.  The stock price at the formation date was $10.00. The aggregate fair value of the 49,458 unallocated shares was $717,000 based on the $14.50 closing price of our common stock on March 31, 2017.

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

General

Management’s discussion and analysis of the financial condition at March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in New Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange on March 30, 2017.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total Assets. Total assets were $115.1 million at March 31, 2017, an increase of $11.9 million, or 11.5%, compared to $103.2 million at December 31, 2016. The increase was due primarily to an increase of $5.6 million in cash and cash equivalents and $3.7 million in loans.

Loans, net. Loans, net increased $3.7 million, or 4.4%, to $86.7 million at March 31, 2017 from $83.0 million at December 31, 2016. During the three months ended March 31, 2017, we originated $8.4 million of loans, consisting primarily of $5.6 million of commercial real estate loans, $1.4 million of construction and land loans, $877,000 of one-to four- family residential, and $438,000 of commercial business, and sold $3.6 million of loans. During the three months ended March 31, 2017, one- to four-family residential real estate loans increased $620,000, or 1.4%, to $43.7 million at March 31, 2017, from December 31, 2016, while commercial real estate loans increased $2.0 million, or 6.1%, to $34.1 million at March 31, 2017.

Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing both commercial and residential loans. During 2016 the Company added three loan officers, with specializations in Small Business Administration (SBA) loans, commercial real estate loans and residential loans. Commercial loan originations during the three months ended March 31, 2017 included commercial real estate loans and commercial loans guaranteed by the SBA’s 7(a) program. These SBA loans are subsequently sold, with servicing retained. We intend to continue to increase commercial lending, including SBA loans, in future years. The Bank also engages in a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. The Bank primarily sells loans on a servicing retained basis, in transactions with the Federal Home Loan Bank of Indianapolis, through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (Freddie Mac). Management intends to continue loan sales activity in future periods.

Bank Owned Life Insurance. At March 31, 2017, our investment in bank owned life insurance was $5.5 million, an increase of $42,000, from $5.4 million at December 31, 2016. We invested in bank owned life insurance to provide us with a funding offset for certain benefit plan obligations. While these benefit plans have been terminated and the obligations have been paid, bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital. The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

Foreclosed Real Estate. Foreclosed real estate decreased $25,000, or 4.3%, to $561,000 at March 31, 2017 from $586,000 at December 31, 2016, as we had a sale of a foreclosure property with a carrying value of $25,000. At March 31, 2017, our foreclosed real estate was comprised of two parcels of residential real estate.

Deposits. Deposits increased $12.6 million, or 16.4%, to $89.4 million at March 31, 2017 from $76.8 million at December 31, 2016. Our core deposits increased $783,000, or 1.7%, to $45.9 million at March 31, 2017 from $45.1 million at December 31, 2016. Certificates of deposit increased $11.8 million, or 37.3%, to $43.6 million at March 31, 2017 from $31.8 million at December 31, 2016. During 2016, the Company implemented a strategy designed to promote growth in core deposits. Specifically the Company hired a director of retail banking and began to offer demand and savings accounts using the Kasasa program. Management intends to focus its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings. Federal Home Loan Bank advances totaled $10.0 million at both March 31, 2017 and December 31, 2016. The average cost of outstanding advances from the Federal Home Loan Bank was 1.72% at March 31, 2017, compared to the Bank’s cost of deposits of 0.85% at that date.

Total Equity. Total equity before maximum cash obligation related to ESOP shares, decreased $9,000, or 0.1%, to $14.6 million at March 31, 2017 compared to December 31, 2016. The decrease resulted primarily from the net loss of $19,000 during the three months ended March 31, 2017.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net loss for the three months ended March 31, 2017 was $19,000, compared to a net loss of $257,000 for the three months ended March 31, 2016. This $238,000 decrease in the net loss was primarily due to a $228,000 increase in noninterest income, and a $93,000 increase in net interest income, which were partially offset by an increase in non-interest expense of $83,000.

Interest Income. Interest income increased $112,000, or 13.4%, to $949,000 for the three months ended March 31, 2017 from $837,000 for the three months ended March 31, 2016. This increase was primarily attributable to a $106,000 increase in interest on loans receivable, and a $6,000 increase in interest on other interest-earning deposits. The average balance of loans during the three months ended March 31, 2017 increased $9.2 million, or 11.9%, to $86.0 million from $76.8 million for the three months ended March 31, 2016, while the average yield on loans increased four basis points to 4.33%. The average balance of other interest-earning deposits, including certificates of deposit in other banks and federal funds sold decreased $1.4 million to $1.6 million for the three months ended March 31, 2017 from $3.0 million for the three months ended March 31, 2016.

Interest Expense. Total interest expense increased $19,000, or 10.2%, to $205,000 for the three months ended March 31, 2017 from $186,000 for the three months ended March 31, 2016. Interest expense on deposits increased $13,000, or 8.5%, to $166,000 for the three months ended March 31, 2017 from $153,000 for the three months ended March 31, 2016. The increase was primarily due to an increase in the average deposits of $6.5 million, while the average cost of deposits remained unchanged period to period at 0.88%. Interest expense on borrowings increased $6,000, or 18.2%, to $39,000 for the three months ended March 31, 2017 from $33,000 for the three months ended March 31, 2016, The increase was due primarily to a $3.1 million increase in the average balance outstanding, which was partially offset by a decrease in the average cost of these advances to 1.6% for the three months ended March 31, 2017 compared to 1.9% for the three months ended March 31, 2016.

Net Interest Income. Net interest income increased $93,000, or 14.3%, to $744,000 for the three months ended March 31, 2017 compared to $651,000 for the three months ended March 31, 2016. The increase was due to a 17 basis points increase in our interest rate spread to 3.38% for the three months ended March 31, 2017 from 3.21% for the three months ended March 31, 2016. Our net interest margin increased to 3.39% for the three months ended March 31, 2017 from 3.26% for the three months ended March 31, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended March 31, 2017 and 2016. The allowance for loan losses was $1.0 million, or 1.18% of total loans, at March 31, 2017, compared to $1.2 million, or 1.52% of total loans, at March 31, 2016. Total nonperforming loans were $617,000 at March 31, 2017, compared to $1.3 million at March 31, 2016. Classified (substandard, doubtful and loss) loans were $3.7 million at March 31, 2017 and $1.9 million at March 31, 2016, and total loans past due greater than 30 days were $586,000 and $1.1 million at those respective dates. We had net charge-offs of $21,000 during the three months ended March 31, 2017 and no charge offs or recoveries for the three months ended March 31, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 168.9% at March 31, 2017 compared to 91.7% at March 31, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $228,000, or 154.0%, to $376,000 for the three months ended March 31, 2017 from $148,000 for the three months ended March 31, 2016. The increase was primarily due to an increase of $196,000 in gains on sales of loans. The gain on sales of loans amounted to $214,000 during the three months ended March 31, 2017, compared to $18,000 in the year earlier period, due primarily to an increase in volume of SBA loan sales. The Company did not start its SBA lending program until the second quarter of 2016.

Non-Interest Expense. Non-interest expense increased $83,000, or 7.9%, to $1.1 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016. The increase was due primarily to a $64,000, or 11.3%, increase in salaries and employee benefits, and an increase in other expense of $42,000 or 38.2%, for the three months ended March 31, 2017, partially offset by a decrease of $22,000, or 18.9%, in occupancy and equipment expenses. The increase in salaries and employee benefits was due primarily to the addition of new officers, and increased costs related to employee benefits, including healthcare and the ESOP plan. In accordance with our strategic plans to grow our core deposit base and to expand our emphasis on Small Business Administration lending and our commercial lending in the Detroit metropolitan area to our east, during 2016 we added a director of retail banking, and two loan officers to our loan origination staff. The increase in other expenses was primarily due to the Kasasa program, which we adopted during second quarter of 2016 to develop new checking and savings products in accordance with our strategy to grow core deposits, and increases due to public filing expenses.

Federal Income Taxes. The Company did not record a federal income tax provision during either of the three month periods ended March 31, 2017 and 2016. The federal income tax provision was affected by the full impairment valuation allowance recorded on the Company’s net deferred tax assets in both 2017 and 2016. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both March 31, 2017 and 2016. The Bank has a total valuation allowance on its net deferred tax assets of $4.5 million at March 31, 2017. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

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

      Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $4.7 million and $1,000 for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable was $(1.4 million) and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities, which is comprised of net change in deposits, was $11.6 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $13.0 million, or 12.1% of adjusted average assets, which is above the required level of $4.3 million or 4.0%; total risk-based capital of $14.0 million, or 17.8% of risk-weighted assets, which is above the required level of $6.3 million, or 8.0%; and common equity Tier 1 capital of $13.0 million, or 16.6% of risk-weighted assets, which is above the required level of $3.5 million, or 4.5% of risk-weighted assets. Accordingly, New Buffalo Savings Bank was categorized as well capitalized at March 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2017, we had no outstanding commitments to originate loans and lines of credit of $10.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2017 totaled $14.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Principal Financial Officer and Controller, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer and Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BANCORP, INC.

Date: May 12, 2017	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: May 12, 2017	/s/ Shawna L. Zawada
Shawna L. Zawada
Principal Financial Officer/Controller