Form 10-Q
period 2017-06-30
New Bancorp, Inc.
filed 2017-08-14
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-204842

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

YES [   ]     NO [X]

As of August 11, 2017, the latest practicable date, 719,531 shares of the Registrant’s common stock, par value $0.01 per share were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

New Bancorp, Inc.

Condensed Consolidated Balance Sheets

June 30, 2017 (Unaudited) and December 31, 2016

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
Assets

Cash and due from banks	$1,208	$1,419
Interest-earning demand deposits	2,011	8,438
Federal funds sold	17,751	-

Cash and cash equivalents	20,970	9,857

Interest-earning time deposits in banks	744	992
Loans, net of allowance for loan losses of $1,086, and $1,063 at June 30, 2017 and December 31, 2016, respectively	90,831	83,008
Premises and equipment	1,892	1,934
Federal Home Loan Bank stock	468	468
Foreclosed real estate held for sale, net	303	586
Accrued interest receivable	220	203
Bank owned life insurance	5,503	5,418
Mortgage servicing rights	802	483
Prepaid expenses and other assets	283	269

Total assets	$122,016	$103,218

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$38,004	$28,676
Savings and money market accounts	16,129	16,404
Time	41,379	31,761

Total deposits	95,512	76,841

Federal funds purchased	-	1,000
Borrowings	10,027	10,027
Other liabilities	1,406	781

Total liabilities	106,945	88,649

Commitments and Contingencies	-	-
Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	102	73

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 4,000,000 shares authorized, 719,531 and 696,600 shares issued and
outstanding at June 30, 2017 and December 31, 2016, respectively	7	7
Additional paid-in capital	5,770	5,761
Unearned ESOP shares	(488)	(501)
Retained earnings	9,782	9,302

Total shareholders' equity	15,071	14,569

Less maximum cash obligation related to ESOP shares	(102)	(73)
Total shareholders' equity less maximum cash obligation related to ESOP shares	14,969	14,496

Total liabilities and shareholders' equity	$122,016	$103,218

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income
Loans	$1,051	$808	$1,982	$1,633
Interest-bearing deposits	38	15	56	27

Total interest income	1,089	823	2,038	1,660

Interest Expense
Deposits	211	150	377	303
Borrowings	39	33	78	66

Total interest expense	250	183	455	369

Net Interest Income	839	640	1,583	1,291

Provision for Loan Losses	31	-	31	-

Net Interest Income After Provision for Loan Losses	808	640	1,552	1,291

Noninterest Income
Service charges and fees	107	79	173	141
Gain on sale of loans	725	317	939	335
Gain on sale of foreclosed real estate, net	1	14	30	14
Income from bank owned life insurance	43	43	85	85
Loan servicing fees, net	13	10	27	28
Other operating	8	9	19	17
	-
Total noninterest income	897	472	1,273	620

Noninterest Expense
Salaries and employee benefits	678	610	1,308	1,176
Occupancy and equipment	104	115	199	232
Data processing fees	130	101	244	202
Franchise taxes	30	10	30	19
FDIC insurance premiums	10	19	18	39
Insurance premiums	10	11	20	24
Professional services	130	128	251	252
Impairment losses and expenses of foreclosed real estate	4	-	13	5
Other	110	134	262	235

Total noninterest expense	1,206	1,128	2,345	2,184

Net Income (Loss)	$499	$(16)	$480	$(273)

Earnings (loss) per share - basic and diluted	$0.77	$(0.02)	$0.74	$(0.42)

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2017

(In thousands)

					Maximum Cash
					Obligation
	Common	Additional	Unearned ESOP	Retained	Related to
	Stock	Paid In Capital	Share	Earnings	ESOP Shares	Total

Balance at January 1, 2017	$7	$5,761	$(501)	$9,302	$(73)	$14,496

Maximum cash obligation related to ESOP shares	-	-	-	-	(29)	(29)

ESOP shares earned	-	9	13	-	-	22

Net income for the six months ended June 30, 2017	-	-	-	480	-	480

Balance at June 30, 2017	$7	$5,770	$(488)	$9,782	$(102)	$14,969

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2017 and 2016

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income (loss)	$480	$(273)
Items not requiring (providing) cash
Depreciation and amortization	74	73
Provision for loan losses	31	-
Deferred loan origination fees, costs, premiums, and discounts, net	(5)	-
Gain on sale of loans	(939)	(335)
Proceeds from sales of loans originated for sale	13,129	1,955
Loans originated for sale	(12,539)	(6,117)
Gain on sale of foreclosed real estate	(30)	(14)
ESOP shares earned	22	-
Cash surrender value of life insurance	(85)	(85)
Changes in
Accrued interest receivable	(17)	29
Prepaid expenses and other assets	(14)	(79)
Other liabilities	625	445

Net cash provided by (used in) operating activities	732	(4,401)

Investing Activities
Net change in loans	(7,849)	206
Net change in interest-earning time deposits	248	-
Purchase of premises and equipment	(2)	(33)
Proceeds from sale of foreclosed assets	313	259

Net cash provided by (used in) investing activities	(7,290)	432

Financing Activities
Net increase in deposits	18,671	4,384
Net change in federal funds purchased	(1,000)	-

Net cash provided by financing activities	17,671	4,384

Increase in Cash and Cash Equivalents	11,113	415

Cash and Cash Equivalents, Beginning of Period	9,857	8,810

Cash and Cash Equivalents, End of Period	$20,970	$9,225

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$447	$377

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:     Basis of Presentation

The accompanying condensed consolidated balance sheet of New Bancorp, Inc. (the Company) as of December 31, 2016, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2016 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2017 herein, are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended June 30, 2017 and December 31, 2016, include New Bancorp, Inc. and its wholly-owned subsidiary the New Buffalo Savings Bank (“the Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

       Reclassifications

  Certain reclassifications have been made to the December 31, 2016 financial statements to conform to the June 30, 2017 financial statement presentation.  These reclassifications had no effect on our results of operations.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2:     Securities

The Company had no investment securities at June 30, 2017 and December 31, 2016. The Company had no sales of investment securities during the six month periods ended June 30, 2017 and 2016.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the non-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Classes of loans at June 30, 2017 and December 31, 2016 include:

	June 30,	December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Real estate loans
Residential	$43,989	$43,036
Commercial	38,077	32,175
Construction and land	9,669	9,543
Commercial business	1,428	383
Consumer and other	654	776

Total loans	93,817	85,913

Less:
Net deferred loan fees, premiums and discounts	(237)	(70)
Undisbursed loans in process	(1,663)	(1,772)
Allowance for loan losses	(1,086)	(1,063)

Net loans	$90,831	$83,008

Residential Real Estate: The residential real estate loans are generally secured by owner-occupied 1-4 family residences. The Bank’s portfolio of home equity loans totaled $4.5 million and $4.7 million at June 30, 2017 and December 31, 2016, respectively, the majority of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, April 1, 2017	$578	$365	$78	$13	$8	$1,042
Provision (credit) for loan losses	(33)	64	(2)	2	-	31
Charge-offs	-	-	-	-	-	-
Recoveries	-	13	-	-	-	13

Balance, June 30, 2017	$545	$442	$76	$15	$8	$1,086

	For the Six Months Ended June 30, 2017
Allowance for loan losses:
Balance, January 1, 2017	$656	$326	$72	$4	$5	$1,063
Provision (credit) for loan losses	(99)	112	4	11	3	31
Charge-offs	(12)	(9)	-	-	-	(21)
Recoveries	-	13	-	-	-	13

Balance, June 30, 2017	$545	$442	$76	$15	$8	$1,086

	For the Three Months Ended June 30, 2016
Allowance for loan losses:	(In thousands)
Balance, April 1, 2016	$739	$311	$91	$7	$7	$1,155
Provision for loan losses	27	20	(44)	(1)	(2)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	41	-	-	41

Balance, June 30, 2016	$766	$331	$88	$6	$5	$1,196

	For the Six Months Ended June 30, 2016
Allowance for loan losses:	(In thousands)
Balance, January 1, 2016	$648	$383	$102	$19	$3	$1,155
Provision for loan losses	118	(52)	(55)	(13)	2	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	41	-	-	41

Balance, June 30, 2016	$766	$331	$88	$6	$5	$1,196

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2017 and December 31, 2016:

	At June 30, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$545	$442	$76	$15	$8	$1,086

Loans:
Ending balance	$43,989	$38,077	$9,669	$1,428	$654	$93,817

Ending balance; individually evaluated for impairment	$1,130	$34	$1,648	$-	$-	$2,812

Ending balance; collectively evaluated for impairment	$42,859	$38,043	$8,021	$1,428	$654	$91,005

	December 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:

Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$656	$326	$72	$4	$5	$1,063

Loans:
Ending balance	$43,036	$32,175	$9,543	$383	$776	$85,913

Ending balance; individually evaluated for impairment	$2,779	$533	$1,709	$-	$-	$5,021

Ending balance; collectively evaluated for impairment	$40,257	$31,642	$7,834	$383	$776	$80,892

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Pass	$42,054	$37,550	$8,441	$1,428	$654	$90,127
Special mention/Watch	304	-	-	-	-	304
Substandard	1,631	527	1,228	-	-	3,386
Doubtful	-	-	-	-	-	-

Total	$43,989	$38,077	$9,669	$1,428	$654	$93,817

	December 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$40,724	$31,677	$8,520	$348	$766	$82,035
Special mention/Watch	415	-	-	-	10	425
Substandard	1,897	498	1,023	35	-	3,453
Doubtful	-	-	-	-	-	-

Total	$43,036	$32,175	$9,543	$383	$776	$85,913

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$84	$-	$91	$175	$43,814	$43,989	$-
Commercial	-	-	-	-	38,077	38,077	-
Construction and land	-	-	-	-	9,669	9,669	-
Commercial business	-	-	-	-	1,428	1,428	-
Consumer	-	-	-	-	654	654	-

Total	$84	$-	$91	$175	$93,642	$93,817	$-

	December 31, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$194	$-	$327	$521	$42,515	$43,036	$-
Commercial	-	-	4	4	32,171	32,175	-
Construction and land	-	-	-	-	9,543	9,543	-
Commercial business	-	-	-	-	383	383	-
Consumer	-	-	-	-	776	776

Total	$194	$-	$331	$525	$85,388	$85,913	$-

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016:

	As of			For the Three Months Ended
	June 30, 2017			June 30, 2017		June 30, 2016
		Unpaid		Average Balance of	Interest	Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized	Impaired Loans	Income Recognized
	(Unaudited)
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,130	$1,256	$-	$1,002	$32	$1,280	$14
Commercial	34	34	-	34	-	241	4
Construction and land	1,648	1,648	-	1,682	21	1,554	21
Commercial business			-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-	468	7
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$2,812	$2,938	$-	$2,718	$53	$3,543	$46

						For the six Months Ended

	As of and for the six months ended June 30, 2017					June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance of Impaired Loans	Interest Income Recognized	Average Balance of Impaired Loans	Interest Income Recognized
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,130	$1,256	$-	$964	$28	$1,286	$28
Commercial	34	34	-	34	1	237	8
Construction and land	1,648	1,648	-	1,691	46	1,562	42
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-	469	8
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$2,812	$2,938	$-	$2,689	$75	$3,554	$86

The following table presents impaired loans as of December 31, 2016:

	As of December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$2,779	$2,936	$-
Commercial	533	560	-
Construction and land	1,709	1,709	-
Commercial business	-	-	-
Consumer	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-
Commercial	-	-	-
Construction and land	-	-	-
Commercial business	-	-	-
Consumer	-	-	-

Totals	$5,021	$5,205	$-

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents the Company’s nonaccrual loans at June 30, 2017 and December 31, 2016. The table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2017	2016

	(In thousands)
Real estate loans
Residential	$455	$614
Commercial	-	4
Construction and land	-	-
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$455	$618

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

At June 30, 2017 (unaudited) and December 31, 2016, the Company had certain loans that were modified in troubled debt restructurings (TDRs) and impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date or a reduction of the stated interest rate.

During the three and six months ended June 30, 2017 and 2016, there were no new loan modifications classified as TDRs.

The Company had no TDRs modified in the twelve months ended June 30, 2017 and 2016 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

Foreclosed real estate held for sale consisted of residential real estate at June 30, 2017 and December 31, 2016. There were $290,000 and $323,000 of residential real estate loans in the process of foreclosure at June 30, 2017 and December 31, 2016, respectively.

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

At June 30, 2017 and December 31, 2016, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

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

Management believes, as of June 30, 2017 (unaudited) and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2017 (unaudited) and December 31, 2016, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2017
Total Capital
(to Risk-Weighted Assets)	$14,639	17.1%	$6,849	8.0%	$8,561	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)	$13,569	15.9%	$5,136	6.0%	$6,849	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$13,569	15.9%	$3,852	4.5%	$5,565	6.5%

Tier I Leverage Capital
(to Average Total Assets)	$13,569	11.5%	$4,715	4.0%	$5,894	5.0%

As of December 31, 2016
Total Capital
(to Risk-Weighted Assets)	$13,943	17.6%	$6,327	8.0%	$7,908	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$12,954	16.4%	$4,745	6.0%	$6,327	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$12,954	16.4%	$3,559	4.5%	$5,140	6.5%

Tier I Capital
(to Total Assets)	$12,954	12.9%	$4,024	4.0%	$5,030	5.0%

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2017 and December 31, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Impaired loans, collateral dependent	$-	$-	$-	$-

December 31, 2016
Impaired loans, collateral dependent	$232	$-	$-	$232

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
June 30, 2017	(In thousands)
Impaired loans (collateral dependent)	$-	Marketable comparable properties	Marketability discount	-	-	-

December 31, 2016
Impaired loans (collateral dependent)	$232	Marketable comparable properties	Marketability discount	10%	-	15%

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Financial assets
Cash and due from banks	$1,208	$1,208	$1,208	$-	$-
Interest-earning demand deposits	2,011	2,011	2,011	-	-
Federal funds sold	17,751	17,751	17,751	-	-
Interest-earning time deposits in banks	744	744	-	744	-
Loans, net	90,831	90,178	-	-	90,178
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	220	220	220	-	-
Servicing rights	802	802	-	-	802
Financial liabilities
Deposits	95,512	95,481	54,133	41,348	-
Advances from the Federal Home Loan Bank	10,027	10,105	-	10,105	-
Accrued interest payable	15	15	15	-	-

December 31, 2016
Financial assets
Cash and due from banks	$1,419	$1,419	$1,419	$-	$-
Interest-earning demand deposits	8,438	8,438	8,438	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	83,008	83,538	-	-	83,538
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	203	203	203	-	-
Servicing rights	483	483	-	-	483
Financial liabilities
Deposits	76,841	77,104	45,080	32,024	-
Federal funds purchased	1,000	1,000	1,000	-	-
Advances from the Federal Home Loan Bank	10,027	10,120	-	10,120	-
Accrued interest payable	7	7	7	-	-

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

The amendments in this update are effective, as to the Company, for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements. Adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's results of operations or financial position.

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

Note 7:     Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for basic and diluted earnings (loss) per share calculations until they are committed to be released.

Earnings per share for the three and six months ended June 30, 2017 was $0.77 and $0.74, respectively, calculated using 596,542 and 596,417 average shares issued, less 50,155 unallocated average shares held by the ESOP for each respective period. The Company had no dilutive effect or potentially dilutive securities at June 30, 2017 as all options and restricted shares outstanding were granted on June 30, 2017.  The Company had no dilutive or potentially dilutive securities at June 30, 2016.

Loss per share for the three and six months ended June 30, 2016 was $0.02 and $0.42, respectively, calculated using 640,872 average shares issued, less 52,353 unallocated average shares held by the ESOP for each respective period.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8:     Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $12,000 and $25,000 for the three and six month periods ended June 30, 2017, respectively.

The stock price at the formation date was $10.00. The aggregate fair value of the 48,378 unallocated shares was $682,000 based on the $14.09 closing price of our common stock on June 30, 2017.

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

Note 10:     Equity Incentive Plan

In June 2017, the Company’s stockholders authorized the adoption of the New Bancorp, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). No more than 97,524 shares of the Company’s common stock may be issued under the 2017 Plan, of which a maximum of 69,660 may be issued pursuant to the exercise of stock options and 27,864 may be issued pursuant to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. The shares that may be issued may be authorized but unissued shares or treasury shares. The 2017 Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The 2017 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award.  Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Plan).

On June 30, 2017, the Company made awards of restricted shares and granted stock options for 22,931 and 60,080 shares, respectively, to members of the Board of Directors and to certain members of management. The awards vest over a five year period and the stock options have a ten year period to expiration.  Each option has an exercise price of $14.09 as determined on the grant date and expires 10 years from the grant date.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2017	-	$ -	-
Granted	60,080	14.09	10
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at June 30, 2017	60,080	$ 14.09	10.0

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2017, the Company had $184,000 of unrecognized compensation expense related to stock options.  The cost of stock options will be amortized in monthly installments over the five-year vesting period.  The aggregate grant date fair value of the stock options granted in 2017 was $184,000.  The options outstanding at June 30, 2017, were granted on June 30, 2017.  Accordingly, there are no options currently exercisable and no compensation expense was recognized.  Additionally, the options outstanding have no intrinsic value as of June 30, 2017.

The fair value of the Company's stock options granted in 2017 was determined using the Black-Scholes option pricing formula.   The following assumptions were used in the formula:

Expected volatility	13.87%
Risk-free interest rate	2.18%
Expected dividend yield	-
Expected life (in years)	7.0
Exercise price for the stock options	$14.09

Expected volatility - Based on the historical volatility of share price for the Company.

Risk-free interest rate - Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Dividend yield - New Bancorp, Inc. does not anticipate a  quarterly dividend per share.

Expected life - Based on average of the five year vesting period and the ten year contractual term of the stock option plan.

Exercise price for the stock options - Based on the closing price of the Company's stock on the date of grant.

Restricted Shares

Restricted shares are accounted for as fixed grants using the fair value of the Company's stock at the time of the grant.  Unvested restricted shares may not be disposed of or transferred during the vesting period.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2017	-	$ -
Granted	22,931	14.09
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2017	22,931	$ 14.09

As of June 30, 2017, the Company had $323,000 of unrecognized compensation expense related to restricted shares.  The cost of the restricted shares will be amortized in monthly installments over the five-year vesting period.  There was no expense recognized related to the restricted shares during the period ended June 30, 2017 as the shares were granted on June 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2017 and results of operations for the three- and six- months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets. Total assets were $122.0 million at June 30, 2017, an increase of $18.8 million, or 18.2%, compared to $103.2 million at December 31, 2016. The increase was due primarily to an increase of $11.1 million in cash and cash equivalents and $7.8 million in loans.

Loans, net. Loans, net increased $7.8 million, or 9.4%, to $90.8 million at June 30, 2017 from $83.0 million at December 31, 2016. During the six months ended June 30, 2017, we originated $7.9 million of loans, consisting primarily of $5.9 million of commercial real estate loans, $1.0 million of commercial business, and $953,000 of one-to four- family residential and sold $12.5 million of loans. Of the $12.5 million of loans sold, $11.7 million were SBA loans representing the 75% guaranteed portion we sold on the secondary market.

Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing both commercial and residential loans. During 2016 the Company added three loan officers, with specializations in Small Business Administration (SBA) loans, commercial real estate loans and residential loans. Commercial loan originations during the six months ended June 30, 2017 included commercial real estate loans and commercial loans guaranteed by the SBA’s 7(a) program. Our current strategy is to originate SBA loans and subsequently sell 75%, with servicing retained. We intend to continue to increase commercial lending, including SBA loans, in future years. The Bank also engages in a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. The Bank primarily sells loans on a servicing retained basis, and moving forward intends to sell such loans with servicing released. Management intends to continue loan sales activity in future periods.

Cash and cash equivalents.  Cash and cash equivalents increased $11.1 million, or 112.7% at June 30, 2017 from $9.9 million at December 31, 2016.  During the six months ended June 30, 2017 the Company had federal funds sold that amounted to $17.8 million and for the year ended December 31, 2016 the Company did not have federal funds sold.  Interest earning demand deposits decreased by $6.4 million, or 76.2% at June 30, 2017 to $2.0 million compared to $8.4 million at December 31, 2016.

Bank Owned Life Insurance. At June 30, 2017, our investment in bank owned life insurance was $5.5 million, an increase of $85,000, from $5.4 million at December 31, 2016. We invested in bank owned life insurance to provide us with a funding offset for certain benefit plan obligations. While these benefit plans have been terminated and the obligations have been paid, bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital. The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

Foreclosed Real Estate. Foreclosed real estate decreased $283,000, or 48.3%, to $303,000 at June 30, 2017 from $586,000 at December 31, 2016, as we had two sales of foreclosed property with a carrying value that amounted to $283,000. At June 30, 2017, our foreclosed real estate consisted of one parcel of residential real estate.

Deposits. Deposits increased $18.7 million, or 24.3%, to $95.5 million at June 30, 2017 from $76.8 million at December 31, 2016. Our core deposits increased $9.1 million, or 20.1%, to $54.1 million at June 30, 2017 from $45.1 million at December 31, 2016. Certificates of deposit increased $9.6 million, or 30.3%, to $41.4 million at June 30, 2017 from $31.8 million at December 31, 2016. During 2016, the Company implemented a strategy designed to promote growth in core deposits. Specifically the Company began to offer demand and savings accounts using the Kasasa program. Management intends to focus its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings. Federal Home Loan Bank advances totaled $10.0 million at both June 30, 2017 and December 31, 2016. The aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.74% at June 30, 2017, compared to the Bank’s cost of deposits of 1.01% at that date.

Total Equity. Total equity increased $502,000, or 3.4%, to $15.1 million at June 30, 2017 compared to December 31, 2016. The increase resulted primarily from net income of $480,000 for the six months ended June 30, 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. Net income for the three months ended June 30, 2017 was $499,000, compared to a net loss of $16,000 for the three months ended June 30, 2016. This $515,000 increase in net income was primarily due to a $425,000 increase in noninterest income, and a $199,000 increase in net interest income, which were partially offset by an increase in non interest expense of $78,000.

Interest Income. Interest income increased $266,000, or 32.3%, to $1.1 million for the three months ended June 30, 2017 from $823,000 for the three months ended June 30, 2016. This increase was primarily attributable to a $243,000 increase in interest on loans receivable, and a $23,000 increase in interest on other interest-earning deposits. The average balance of loans during the three months ended June 30, 2017 increased $15.0 million, or 19.7%, to $91.4 million from $76.4 million for the three months ended June 30, 2016, while the average yield on loans increased 37 basis points to 4.60%. The average balance of other interest-earning deposits, including certificates of deposit in other banks and federal funds sold, increased $3.9 million to $16.2 million for the three months ended June 30, 2017 from $12.3 million for the three months ended June 30, 2016. The average yield increased to 96 basis points from 49 basis points increasing 47 basis points for the three months ended June 30, 2017 and June 30, 2016, respectively.

Interest Expense. Total interest expense increased $67,000, or 36.6%, to $250,000 for the three months ended June 30, 2017 from $183,000 for the three months ended June 30, 2016. Interest expense on deposits increased $61,000, or 40.7%, to $211,000 for the three months ended June 30, 2017 from $150,000 for the three months ended June 30, 2016. The increase was primarily due to an increase in the average deposits of $12.0 million, while the average cost of deposits increased period to period to 1.05% from 0.88%. Interest expense on borrowings increased $6,000, or 18.2%, to $39,000 for the three months ended June 30, 2017 from $33,000 for the three months ended June 30, 2016, The increase was due primarily to a $3.1 million increase in the average balance outstanding, which was partially offset by a decrease in the average cost of these advances to 1.76% for the three months ended June 30, 2017 compared to 1.91% for the three months ended June 30, 2016.

Net Interest Income. Net interest income increased $199,000, or 31.1%, to $839,000 for the three months ended June 30, 2017 compared to $640,000 for the three months ended June 30, 2016. The increase was due to a $3.9 million increase in our net interest earning assets to $17.6 million for the three months ended June 30, 2017 from $13.7 million for the three months ended June 30, 2016. Our net interest margin increased to 3.11% for the three months ended June 30, 2017 from 2.89% for the three months ended June 30, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded a $31,000 provision for loan losses for the three months ended June 30, 2017, compared to no provision recorded for June 30, 2016 quarter. The allowance for loan losses was $1.1 million, or 1.16% of total loans, at June 30, 2017, compared to $1.2 million, or 1.54% of total loans, at June 30, 2016. Total nonperforming loans were $455,000 at June 30, 2017, compared to $990,000 at June 30, 2016. Classified (substandard, doubtful and loss) loans were $3.4 million at June 30, 2017 and $2.1 million at June 30, 2016, and total loans past due greater than 30 days were $175,000 and $532,000 at those respective dates. We had recoveries of $13,000 during the three months ended June 30, 2017 and $41,000 in recoveries for the three months ended June 30, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 238.9% at June 30, 2017 compared to 120.8% at June 30, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non interest Income. Non interest income increased $425,000, or 90.0%, to $897,000 for the three months ended June 30, 2017 from $472,000 for the three months ended June 30, 2016. The increase was primarily due to an increase of $408,000 in gains on sales of loans. The gain on sales of loans amounted to $725,000 during the three months ended June 30, 2017, compared to $317,000 in the year earlier period, due primarily to an increase in volume of SBA loan sales. The Company started its SBA lending program in the second quarter of 2016.

Non interest Expense. Non interest expense increased $78,000, or 6.9%, to $1.2 million for the three months ended June 30, 2017 compared to $1.1 million for the three months ended June 30, 2016. The increase was due primarily to a $68,000, or 11.1%, increase in salaries and employee benefits for the three months ended June 30, 2017. The increase in salaries and employee benefits was due primarily to the increased costs related to employee benefits, including healthcare and the ESOP plan.

In accordance with our strategic plans to expand our emphasis on SBA lending and our commercial loan emphasis in the Detroit metropolitan area to our east, we added two loan officers to our loan origination staff with support staff. Non-interest expense can be expected to increase because of increased compensation costs related to implementation of one or more stock-based benefit plans, approved by our stockholders.

Federal Income Taxes. The Company did not record a federal income tax provision during either of the three month periods ended June 30, 2017 and 2016. The federal income tax provision was affected by the full impairment valuation allowance recorded on the Company’s net deferred tax assets in both 2017 and 2016. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both June 30, 2017 and 2016. The Company has a total valuation allowance on its net deferred tax assets of $4.3 and $4.4 million at June 30, 2017 and 2016, respectively. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize, maintain, and project profitable results of operations.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. Net income for the six months ended June 30, 2017 was $480,000, compared to a net loss of $273,000 for the six months ended June 30, 2016, an increase of $753,000. The increase was primarily due to a $653,000 increase in noninterest income and $292,000 increase in net interest income, partially offset by a $161,000 increase in noninterest expense.

Interest Income. Interest income increased $378,000, or 22.8%, to $2.0 million for the six months ended June 30, 2017 from $1.7 million for the six months ended June 30, 2016. This increase was attributable to a $349,000 increase in interest on loans receivable and a $29,000 increase in interest on other interest-earning deposits. The average balance of loans, including loans held for sale during the six months ended June 30, 2017, increased $12.1 million, or 15.8%, to $88.7 million from $76.6 million for the six months ended June 30, 2016, while the average yield on loans increased 21 basis points to 4.47% for the six months ended June 30, 2017 from 4.26% for the six months ended June 30, 2016 reflecting rising market interest rates. The average balance of other interest-earning assets, including certificates of deposit in other banks and federal funds sold, increased $2.8 million to $12.6 million for the six months ended June 30, 2017 from $9.8 million for the six months ended June 30, 2016.

Interest Expense. Total interest expense increased $86,000, or 23.3%, to $455,000 for the six months ended June 30, 2017 from $369,000 for the six months ended June 30, 2016. Interest expense on deposit accounts increased $74,000, or 24.4%, to $377,000 for the six months ended June 30, 2016 from $303,000 for the six months ended June 30, 2016. The increase was primarily due to an increase of 11 basis points in the average cost of interest-bearing deposits to 1.01% for the six months ended June 30, 2017 from 0.90% for the six months ended June 30, 2016. Interest expense on borrowings increased to $78,000 for the six months ended June 30, 2017 from $66,000 for the six months ended June 30, 2016 due to the addition of two Federal Home Loan Bank advances at the end of year 2016.

Net Interest Income. Net interest income increased $292,000, or 22.6%, to $1.6 million for the six months ended June 30, 2017 compared to $1.3 million for the six months ended June 30, 2016. The increase was due to an increase in our average net interest-earning assets of $4.1 million period to period and a 12 basis point increase in the net interest margin to 3.11% for the six months ended June 30, 2017 from 2.99% for the six months ended June 30, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded a $31,000 provision for loan losses for the six months ended June 30, 2017. The allowance for loan losses was $1.1 million, or 1.16% of total loans, at June 30, 2017, compared to $1.2 million, or 1.55% of total loans, at June 30, 2016. Total nonperforming loans were $455,000 at June 30, 2017, compared to $990,000 at June 30, 2016. Classified (substandard, doubtful and loss) loans were $3.4 million at June 30, 2017 and $2.1 million at June 30, 2016, and total loans past due greater than 30 days were $175,000 and $532,000 at those respective dates. We had a recovery of $13,000 and charge off of $9,000 for the six months ending June 30, 2017 and $41,000 in recoveries during the six months ended June 30, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 238.9% at June 30, 2016 compared to 120.8% at June 30, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2017 and December 31, 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non interest Income. Non interest income increased $653,000, or 105.3%, to $1.3 million for the six months ended June 30, 2017 from $620,000 for the six months ended June 30, 2016. The increase was primarily due to an increase of $604,000 in gains on sales of loans to $939,000 in the six months ended June 30, 2017, compared to $335,000 in the year earlier period. During the six months ended June 30, 2017, the Company originated $15.5 million of SBA loans and sold $11.6 million of these loans. These sales resulted in gains on sale of $920,000.

Non interest Expense. Non interest expense increased $161,000, or 7.4%, to $2.3 million for the six months ended June 30, 2017 compared to $2.2 million for the six months ended June 30, 2016. The increase was due primarily to a $132,000, or 11.2%, increase in salaries and employee benefits and a $42,000, or 20.8%, increase in data processing. The increase in salaries and employee benefits was due primarily to the addition of new commercial loan officers, a new director of retail banking and increased costs related to employee benefits, including the new ESOP.

Federal Income Taxes. We did not record a federal income tax provision during either of the six month periods ended June 30, 2017 and 2016. The federal income tax provision was affected by the full impairment valuation allowance recorded on our net deferred tax assets in both the 2017 and 2016 periods. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both June 30, 2017 and 2016. We had a total valuation allowance on its net deferred tax assets of $4.3 million at June 30, 2017. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize, maintain, and project profitable results of operations.

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

      Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $701,000 and $(4.4 million) for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable was $(7.3 million) and $432,000 for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities, which is primarily comprised of net change in deposits, was $17.7 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $13.6 million, or 11.5% of adjusted average assets, which is above the required level of $4.7 million or 4.0%; total risk-based capital of $14.6 million, or 17.1% of risk-weighted assets, which is above the required level of $6.8 million, or 8.0%; and common equity Tier 1 capital of $13.6 million, or 15.9% of risk-weighted assets, which is above the required level of $5.1 million, or 6.0% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at June 30, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2017, we had no outstanding commitments to originate loans, $1.6 million in undisbursed construction, and commitments available under lines of credit of $7.0 million. We anticipate that we will have sufficient funds available to meet our current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2017 totaled $13.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW BANCORP, INC.

Date: August 14, 2017	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: August 14, 2017	/s/ Shawna L. Zawada
Shawna L. Zawada
Chief Financial Officer