Form 10-Q/A
period 2017-06-30
New Bancorp, Inc.
filed 2017-08-14
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

YES [   ]     NO [X]

As of August 11, 2017, the latest practicable date, 719,531 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

Explanatory Note

New Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for quarter ended June 30, 2017, as filed with the Securities and Exchange Commission on August 14, 2017, solely for the purpose of correcting XBRL tagging within Exhibit 101. Other than as described above, no changes are made to the Quarterly Report on Form 10-Q as filed on August 14, 2017.

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

2