Form 10-Q
period 2017-09-30
New Bancorp, Inc.
filed 2017-11-14
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-204842

New Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-4314938
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

45 North Whittaker Street,	49117
New Buffalo, Michigan
(Address of Principal Executive Offices)	(Zip Code)

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

YES [   ]     NO [X]

As of November 11, 2017, the latest practicable date, 719,531 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

New Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2017 (Unaudited) and December 31, 2016

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
Assets

Cash and due from banks	$1,318	$1,419
Interest-earning demand deposits	2,440	8,438
Federal funds sold	18,241	-

Cash and cash equivalents	21,999	9,857

Interest-earning time deposits in banks	744	992
Loans, net of allowance for loan losses of $1,127, and $1,063 at September 30, 2017 and December 31, 2016, respectively	93,949	83,008
Premises and equipment	1,880	1,934
Federal Home Loan Bank stock	468	468
Foreclosed real estate held for sale, net	-	586
Accrued interest receivable	219	203
Bank owned life insurance	5,546	5,418
Servicing rights	952	483
Prepaid expenses and other assets	247	269

Total assets	$126,004	$103,218

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$42,553	$28,676
Savings and money market accounts	16,424	16,404
Time	40,627	31,761

Total deposits	99,604	76,841

Federal funds purchased	-	1,000
Borrowings	10,027	10,027
Other liabilities	983	781

Total liabilities	110,614	88,649

Commitments and Contingencies	-	-
Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	116	73

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 4,000,000 shares authorized, 719,531 and 696,600 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7	7
Additional paid-in capital	5,789	5,761
Unearned ESOP shares	(481)	(501)
Retained earnings	10,075	9,302
Total shareholders' equity	15,390	14,569
Less maximum cash obligation related to ESOP shares	(116)	(73)
Total shareholders' equity less maximum cash obligation related to ESOP shares	15,274	14,496

Total liabilities and shareholders' equity	$126,004	$103,218

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income
Loans	$1,093	$855	$3,075	$2,488
Interest-bearing deposits	67	19	123	46

Total interest income	1,160	874	3,198	2,534

Interest Expense
Deposits	233	153	610	456
Borrowings	39	20	117	86

Total interest expense	272	173	727	542
Net Interest Income	888	701	2,471	1,992

Provision for Loan Losses	39	-	70	-

Net Interest Income After Provision for Loan Losses	849	701	2,401	1,992

Noninterest Income
Service charges and fees	97	72	270	213
Gain on sale of loans	494	135	1,433	470
Gain (loss) on sale of foreclosed real estate, net	(15)	7	15	21
Income from bank owned life insurance	43	43	128	128
Loan servicing fees, net	3	(4)	30	24
Other operating	(8)	6	11	23
	-
Total noninterest income	614	259	1,887	879

Noninterest Expense
Salaries and employee benefits	645	642	1,953	1,818
Occupancy and equipment	99	119	298	351
Data processing fees	134	112	378	314
Franchise taxes	10	10	40	28
FDIC insurance premiums	12	18	30	57
Insurance premiums	9	10	29	34
Professional services	101	59	352	311
Impairment losses and expenses of foreclosed real estate	2	-	15	5
Other	158	177	420	413

Total noninterest expense	1,170	1,147	3,515	3,331

Net Income (Loss)	$293	$(187)	$773	$(460)

Earnings (loss) per share - basic	$0.45	$(0.29)	$1.19	$(0.71)
Earnings (loss) per share - diluted	$0.45	$(0.29)	$1.19	$(0.71)
Weighted average shares basic	648,230	644,247	647,617	644,247
Weighted average shares diluted	650,110	644,247	648,243	644,247

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2017

(In thousands)

					Maximum Cash
		Additional			Obligation
	Common	Paid-In	Unearned	Retained	Related to
	Stock	Capital	ESOP Shares	Earnings	ESOP Shares	Total

Balance at January 1, 2017	$7	$5,761	$(501)	$9,302	$(73)	$14,496

Maximum cash obligation related to ESOP shares	-	-	-	-	(43)	(43)

ESOP shares earned	-	3	20	-	-	23

Compensation expense related to restricted shares	-	16	-	-	-	16

Compensation expense related to stock options	-	9	-	-	-	9

Net income for the nine months ended September 30, 2017	-	-	-	773	-	773

Balance at September 30, 2017	$7	$5,789	$(481)	$10,075	$(116)	$15,274

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2017 and 2016

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income (loss)	$773	$(460)
Items not requiring (providing) cash
Depreciation and amortization	177	188
Provision for loan losses	70	-
Deferred loan origination fees, costs, premiums, and discounts, net	(21)	(3)
Gain on sale of loans	(1,433)	(470)
Proceeds from sales of loans originated for sale	20,337	10,906
Loans originated for sale	(19,418)	(10,607)
Gain on sale of foreclosed real estate	(15)	(21)
ESOP shares earned	23	-
Compensation expense related to stock benefit plans	25	-
Increase in cash surrender value of life insurance	(128)	(128)
Changes in
Accrued interest receivable	(16)	8
Prepaid expenses and other assets	22	(57)
Other liabilities	202	120

Net cash provided by (used in) operating activities	598	(524)

Investing Activities
Net change in loans	(10,990)	(2,924)
Net change in interest-earning time deposits	248	-
Purchase of premises and equipment	(78)	(87)
Proceeds from sale of foreclosed assets	601	266

Net cash used in investing activities	(10,219)	(2,745)

Financing Activities
Net increase in deposits	22,763	5,815
Net change in federal funds purchased	(1,000)	-

Net cash provided by financing activities	21,763	5,815

Increase in Cash and Cash Equivalents	12,142	2,546

Cash and Cash Equivalents, Beginning of Period	9,857	8,810

Cash and Cash Equivalents, End of Period	$21,999	$11,356

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$716	$547

The accompanying notes are an integral part of these financial statements.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:     Basis of Presentation

The accompanying condensed consolidated balance sheet of New Bancorp, Inc. (the Company) as of December 31, 2016, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2016 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2017 herein, are not necessarily indicative of the results of operations to be expected for the entire year.

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

        Reclassifications

Certain reclassifications have been made to the December 31, 2016 financial statements to conform to the September 30, 2017 financial statement presentation.  These reclassifications had no effect on our results of operations.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2:     Securities

The Company had no investment securities at September 30, 2017 and December 31, 2016. The Company had no sales of investment securities during the nine month periods ended September 30, 2017 and 2016.

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

Classes of loans at September 30, 2017 and December 31, 2016 include:

	September 30,	December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Real estate loans
Residential	$42,639	$43,036
Commercial	41,196	32,175
Construction and land	9,890	9,543
Commercial business	2,027	383
Consumer and other	618	776

Total loans	96,370	85,913

Less:
Net deferred loan fees, premiums and discounts	(322)	(70)
Undisbursed loans in process	(972)	(1,772)
Allowance for loan losses	(1,127)	(1,063)

Net loans	$93,949	$83,008

Residential Real Estate: The residential real estate loans are generally secured by owner-occupied 1-4 family residences. The Bank’s portfolio of home equity loans totaled $4.5 million and $4.7 million at September 30, 2017 and December 31, 2016, respectively, the majority of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, July 1, 2017	$545	$442	$76	$15	$8	$1,086
Provision for loan losses	-	39	-	-	-	39
Charge-offs	-	-	-	-	-	-
Recoveries	-	2	-	-	-	2

Balance, September 30, 2017	$545	$483	$76	$15	$8	$1,127

	For the Nine Months ended September 30, 2017
Allowance for loan losses:
Balance, January 1, 2017	$656	$326	$72	$4	$5	$1,063
Provision (credit) for loan losses	(99)	151	4	11	3	70
Charge-offs	(12)	(9)	-	-	-	(21)
Recoveries	-	15	-	-	-	15

Balance, September 30 , 2017	$545	$483	$76	$15	$8	$1,127

	For the Three Months Ended September 30, 2016
Allowance for loan losses:	(In thousands)
Balance, July 1, 2016	$766	$331	$88	$6	$5	$1,196
Provision (credit) for loan losses	(28)	40	(6)	(2)	(4)	-
Charge-offs	(120)	-	-	-	-	(120)
Recoveries	-	-	-	-	-	-

Balance, September 30, 2016	$618	$371	$82	$4	$1	$1,076

	For the Nine Months Ended September 30, 2016
Allowance for loan losses:	(In thousands)
Balance, January 1, 2016	$648	$383	$102	$19	$3	$1,155
Provision (credit) for loan losses	90	(12)	(61)	(15)	(2)	-
Charge-offs	(120)	-	-	-	-	(120)
Recoveries	-	-	41	-	-	41

Balance, September 30. 2016	$618	$371	$82	$4	$1	$1,076

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2017 and December 31, 2016:

	At September 30, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$545	$483	$76	$15	$8	$1,127

Loans:
Ending balance	$42,639	$41,196	$9,890	$2,027	$618	$96,370

Ending balance; individually evaluated for impairment	$1,114	$34	$1,614	$-	$-	$2,762

Ending balance; collectively evaluated for impairment	$41,525	$41,162	$8,204	$2,027	$618	$93,608

	December 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:

Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$656	$326	$72	$4	$5	$1,063

Loans:
Ending balance	$43,036	$32,175	$9,543	$383	$776	$85,913

Ending balance; individually evaluated for impairment	$2,779	$533	$1,709	$-	$-	$5,021

Ending balance; collectively evaluated for impairment	$40,257	$31,642	$7,834	$383	$776	$80,892

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Pass	$40,705	$40,674	$8,625	$2,027	$618	$92,649
Special mention/Watch	320	-	-	-	-	320
Substandard	1,614	522	1,265	-	-	3,401
Doubtful	-	-	-	-	-	-

Total	$42,639	$41,196	$9,890	$2,027	$618	$96,370

	December 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$40,724	$31,677	$8,520	$348	$766	$82,035
Special mention/Watch	415	-	-	-	10	425
Substandard	1,897	498	1,023	35	-	3,453
Doubtful	-	-	-	-	-	-

Total	$43,036	$32,175	$9,543	$383	$776	$85,913

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)
			Greater				Total Loans >
	30-59 Days	60-89 Days	Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$132	$96	$-	$228	$42,411	$42,639	$-
Commercial	-	-	-	-	41,196	41,196	-
Construction and land	-	-	-	-	9,890	9,890	-
Commercial business	-	-	-	-	2,027	2,027	-
Consumer	-	-	-	-	618	618	-

Total	$132	$96	$-	$228	$96,142	$96,370	$-

	December 31, 2016
			Greater				Total Loans >
	30-59 Days	60-89 Days	Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$194	$-	$327	$521	$42,515	$43,036	$-
Commercial	-	-	4	4	32,171	32,175	-
Construction and land	-	-	-	-	9,543	9,543	-
Commercial business	-	-	-	-	383	383	-
Consumer	-	-	-	-	776	776

Total	$194	$-	$331	$525	$85,388	$85,913	$-

A loan is considered impaired, when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming multi-family and commercial loans but also include loans modified in troubled debt restructurings.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present impaired loans as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016:

	As of			For the Three Months Ended
	September 30, 2017			September 30, 2017		September 30, 2016
				Average		Average
		Unpaid		Balance of	Interest	Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized	Impaired Loans	Income Recognized
(Unaudited)
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,114	$1,177	$-	$1,122	$16	$1,655	$11
Commercial	34	34	-	34	1	237	2
Construction and land	1,614	1,681	-	1,630	23	1,539	22
Commercial business			-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$2,762	$2,892	$-	$2,786	$40	$3,431	$35

For the nine Months Ended
	As of and for the nine months ended September 30, 2017					September 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance of Impaired Loans	Interest Income Recognized	Average Balance of Impaired Loans	Interest Income Recognized
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,047	$1,177	$-	$2,134	$53	$1,631	$39
Commercial	34	34	-	149	1	236	10
Construction and land	1,681	1,681	-	1,672	70	1,639	64
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$2,762	$2,892	$-	$3,955	$124	$3,506	$113

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

The following table presents the Company’s nonaccrual loans at September 30, 2017 and December 31, 2016. The table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2017	2016

	(In thousands)
Real estate loans
Residential	$444	$614
Commercial	-	4
Construction and land	-	-
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$444	$618

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

At September 30, 2017 (unaudited) and December 31, 2016, the Company had certain loans that were modified in troubled debt restructurings (TDRs) and impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date or a reduction of the stated interest rate.

During the three and nine months ended September 30, 2017 and 2016, there were no new loan modifications classified as TDRs.

The Company had no TDRs modified in the twelve months ended September 30, 2017 and 2016 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

As of September 30, 2017 there was no foreclosed real estate held for sale and at December 31, 2016 foreclosed real estate consisted of residential property. There was no residential real estate loans in the process of foreclosure at September 30, 2017 and $323,000 of residential real estate loans in the process of foreclosure at December 31, 2016.

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

At September 30, 2017 and December 31, 2016, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

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

Management believes, as of September 30, 2017 (unaudited) and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2017 (unaudited) and December 31, 2016, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2017
Total Capital (to Risk-Weighted Assets)	$15,036	17.3%	$6,936	8.0%	$8,670	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	$13,952	16.1%	$5,202	6.0%	$6,936	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$13,952	16.1%	$3,902	4.5%	$5,636	6.5%

Tier I Leverage Capital (to Average Total Assets)	$13,952	11.0%	$5,082	4.0%	$6,352	5.0%

As of December 31, 2016
Total Capital (to Risk-Weighted Assets)	$13,943	17.6%	$6,327	8.0%	$7,908	10.0%

Tier I Capital (to Risk-Weighted Assets)	$12,954	16.4%	$4,745	6.0%	$6,327	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$12,954	16.4%	$3,559	4.5%	$5,140	6.5%

Tier I Leverage Capital (to Average Total Assets)	$12,954	12.9%	$4,024	4.0%	$5,030	5.0%

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Nonrecurring Measurements

The Company had no assets measured at fair value on a non-recurring basis at September 30, 2017.

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at December 31, 2016:

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

Collateral-dependent Impaired Loans

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017
Financial assets
Cash and due from banks	$1,318	$1,318	$1,318	$-	$-
Interest-earning demand deposits	2,440	2,440	2,440	-	-
Federal funds sold	18,241	18,241	18,241	-	-
Interest-earning time deposits in banks	744	744	-	744	-
Loans, net	93,949	93,534	-	-	93,534
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	219	220	220	-	-
Servicing rights	952	952	-	-	952
Financial liabilities
Deposits	99,604	99,756	58,977	40,779	-
Advances from the Federal Home Loan Bank	10,027	10,092	-	10,092	-
Accrued interest payable	15	15	15	-	-

December 31, 2016
Financial assets
Cash and due from banks	$1,419	$1,419	$1,419	$-	$-
Interest-earning demand deposits	8,438	8,438	8,438	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	83,008	83,538	-	-	83,538
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	203	203	203	-	-
Servicing rights	483	483	-	-	483
Financial liabilities
Deposits	76,841	77,104	45,080	32,024	-
Federal funds purchased	1,000	1,000	1,000	-	-
Advances from the Federal Home Loan Bank	10,027	10,120	-	10,120	-
Accrued interest payable	7	7	7	-	-

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

The amended guidance is effective, as to the Company, for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. The Company is currently evaluating the impact of adopting the guidance.

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

FASB ASU 2016-09, Share-Based Payments.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows.  Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value.  The amendments are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Adoption of these amendments did not have a material impact on the financial statements of the Company.

FASB ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. The amendments in this Update replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU No. 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required. ASU No. 2016-13 is effective, as to the Company, for fiscal years, beginning after December 15, 2019, and interim periods within those fiscal years. Management expects that the implementation of ASU No. 2016-13 may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company's results of operations and financial position.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

Calculations of earnings per share for the three and nine months ended September 30, 2017 is as follows:

	Three Months Ended September 30, 2017
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$293

Basic earnings per share		648,230	$0.45

Effect of dilutive securities
Restricted stock awards		1,880

Diluted earnings per share		650,110	$0.45

	Nine Months Ended September 30, 2017
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$773

Basic earnings per share		647,617	$1.19

Effect of dilutive securities
Restricted stock awards		627

Diluted earnings per share		648,243	$1.19

Basic earnings per share for the three and nine months ended September 30, 2017 was $0.45 and $1.19, respectively, calculated for the three and nine months ended using 719,531 and 704,412 average shares issued respectively, less 48,754 unallocated average shares held by the ESOP and the average of any unearned restricted stock awards for each respective period. Loss per share for the three and nine months ended September 30, 2016 was $0.29 and $0.71, respectively, calculated using 696,600 average shares issued, less 52,353 unallocated average shares held by the ESOP for each respective period. The Company had no dilutive or potentially dilutive securities at September 30, 2016.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8:     Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $10,000 and $23,000 for the three and nine month periods ended September 30, 2017, respectively and $7,000 and $20,000 for the three and nine month periods ended September 30, 2016, respectively.

The stock price at the formation date was $10.00. The aggregate fair value of the 47,681 unallocated shares was $763,000 based on the $16.00 closing price of our common stock on September 30, 2017.

Note 9:     Equity Incentive Plan

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

Stock Options

The table below represents the stock option activity for the period shown:

Remaining
		Weighted-average	contractual
	Options	exercise price	life (years)

Options outstanding at January 1, 2017	-	$-	-
Granted	60,080	14.09	10.0
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Options outstanding at September 30, 2017	60,080	$14.09	9.8

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2017, the Company had $175,000 of unrecognized compensation expense related to stock options.  The cost of stock options will be amortized over the five-year vesting period.  The aggregate grant date fair value of the stock options granted in 2017 was $2.87 per share.  The Company recognized $9,000 of compensation expense related to the stock options granted for both the three and nine months ended September 30, 2017.

The fair value of the Company's stock options granted in 2017 was determined using the Black-Scholes option pricing formula.   The following assumptions were used in the formula:

Expected volatility	13.87%
Risk-free interest rate	2.18%
Expected dividend yield	-
Expected life (in years)	7
Exercise price for the stock options	$14.09

The expected volatility was based on the historical volatility of share price for the Company. The risk-free interest rate was based on the U.S. Treasury yield curve and expected life of the options at the time of grant. The dividend yield was 0.00% as the Company does not currently anticipate paying a dividend. The expected life was based on the average of the five year vesting period and the ten year contractual term of the stock option plan. The exercise price for the stock options was based on the closing price of the Company's stock on the date of grant.

Restricted Shares

Restricted shares are accounted for as fixed grants using the fair value of the Company's stock at the time of the grant.  Unvested restricted shares may not be disposed of or transferred during the vesting period.

The table below presents the restricted stock award activity for the period shown:

Weighted-average
	Restricted	grant date
	stock awards	fair value

Non-vested at January 1, 2017	-	$-
Granted	22,931	14.09
Vested	-	-
Forfeited	-	-

Nonvested at September 30, 2017	22,931	$14.09

As of September 30, 2017, the Company had $307,000 of unrecognized compensation expense related to restricted shares.  The cost of the restricted shares will be amortized over the five-year vesting period. The Company recognized $16,000 expense related to the restricted shares during the three and nine months ended September 30, 2017.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 10:     Change in Corporate Form

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

General

Management’s discussion and analysis of the financial condition at September 30, 2017 and results of operations for the three- and nine- months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets were $126.0 million at September 30, 2017, an increase of $22.8 million, or 22.1%, compared to $103.2 million at December 31, 2016. The increase was due primarily to increases of $12.1 million in cash and cash equivalents and $10.9 million in loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $12.1 million, or 123.2%, to $22.0 million at September 30, 2017 from $9.9 million at December 31, 2016. The increase was due primarily to proceeds from growth in deposits in excess of loan funding requirements during the year, and was being maintained in liquid assets in anticipation of loan funding needs in the short term.

Loans, net. Loans, net increased $10.9 million, or 13.2%, to $93.9 million at September 30, 2017 from $83.0 million at December 31, 2016. During the nine months ended September 30, 2017, we originated $37.4 million of loans, consisting primarily of $30.3 million of commercial real estate loans, $2.7 million construction and land loans, and $3.7 million of one-to four- family residential loans, and sold $19.4 million of loans. Of the $19.4 million of loans sold, $17.4 million were Small Business Administration (“SBA”) loans, representing the 75% guaranteed portion we sold on the secondary market.

Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing both commercial and residential loans. During 2016 the Company added three loan officers, with specializations in SBA loans, commercial real estate loans and residential loans. Commercial loan originations during the nine months ended September 30, 2017 included commercial real estate loans and commercial loans guaranteed by the SBA’s 7(a) program. We originate the SBA loans and subsequently sell 75%, with servicing retained, and we retain the 25% remainder. We intend to continue to increase commercial lending, including SBA loans, in future years. The Bank also engages in a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. The Bank primarily sells loans on a servicing retained basis, and moving forward intends to sell such loans with servicing released. Management intends to continue loan sales activity in future periods.

Bank Owned Life Insurance. At September 30, 2017, our investment in bank owned life insurance was $5.5 million, an increase of $128,000, from $5.4 million at December 31, 2016. We invested in bank owned life insurance to provide us with a funding offset for certain benefit plan obligations. While these benefit plans have been terminated and the obligations have been paid, bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital. The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

Foreclosed Real Estate. At September 30, 2017, the Company did not have foreclosed real estate. Foreclosed real estate decreased $586,000 compared to December 31, 2016, as we sold the three parcels of foreclosed property during the period ended September 30, 2017.

Deposits. Deposits increased $22.7 million, or 29.6%, to $99.6 million at September 30, 2017 from $76.8 million at December 31, 2016. Our core deposits increased $13.9 million, or 48.5%, to $58.9 million at September 30, 2017 from $45.1 million at December 31, 2016. Certificates of deposit increased $8.9 million, or 27.9%, to $40.6 million at September 30, 2017 from $31.8 million at December 31, 2016. During 2016, the Company implemented a strategy designed to promote growth in core deposits. Specifically the Company began to offer demand and savings accounts using the Kasasa program. Management intends to focus its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings. Federal Home Loan Bank advances totaled $10.0 million at both September 30, 2017 and December 31, 2016. The aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.76% at September 30, 2017, compared to the Bank’s cost of deposits of 1.10% at that date.

Total Equity. Total equity increased $821,000, or 5.6%, to $15.3 million at September 30, 2017 compared to December 31, 2016. The increase resulted primarily from net income of $773,000 for the nine months ended September 30, 2017, as well as increases related to stock-based compensation totaling $48,000.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income for the three months ended September 30, 2017 was $293,000, compared to a net loss of $(187,000) for the three months ended September 30, 2016. This $480,000 increase in net income was primarily due to a $355,000 increase in noninterest income, and a $187,000 increase in net interest income, which were partially offset by an increase in the provision for loan losses of $39,000 and an increase in noninterest expenses of $23,000.

Interest Income. Interest income increased $286,000, or 32.7%, to $1.2 million for the three months ended September 30, 2017 from $874,000 for the three months ended September 30, 2016. This increase was primarily attributable to a $238,000 increase in interest on loans receivable, and a $48,000 increase in interest on other interest-earning deposits. The average balance of loans during the three months ended September 30, 2017 increased $14.2 million, or 17.8%, to $93.6 million from $79.5 million for the three months ended September 30, 2016, while the average yield on loans increased 37 basis points to 4.67%. The average balance of other interest-earning deposits, including certificates of deposit in other banks and federal funds sold increased $14.0 million to $22.2 million for the three months ended September 30, 2017 from $8.1 million for the three months ended September 30, 2016. The average yield increased by 30 basis points to 1.23% for the three months ended September 30, 2017 from 0.93% for the three months ended September 30, 2016.

Interest Expense. Total interest expense increased $99,000, or 57.2%, to $272,000 for the three months ended September 30, 2017 from $173,000 for the three months ended September 30, 2016. Interest expense on deposits increased $80,000, or 52.3%, to $233,000 for the three months ended September 30, 2017 from $153,000 for the three months ended September 30, 2016. The increase was primarily due to an increase in the average balance of deposits of $12.3 million, while the average cost of deposits increased period to period to 1.10% from 0.85%. Interest expense on borrowings increased $19,000, or 95.0%, to $39,000 for the three months ended September 30, 2017 from $20,000 for the three months ended September 30, 2016. The increase was due primarily to a $3.1 million increase in the average balance outstanding, which increased the average cost of these advances to 1.76% for the three months ended September 30, 2017 compared to 1.15% for the three months ended September 30, 2016.

Net Interest Income. Net interest income increased $187,000, or 26.7%, to $888,000 for the three months ended September 30, 2017 compared to $701,000 for the three months ended September 30, 2016. The increase was due to a $12.9 million increase in our net interest earning assets to $21.3 million for the three months ended September 30, 2017 from $8.5 million for the three months ended September 30, 2016. Our net interest margin decreased to 3.05% for the three months ended September 30, 2017 from 3.20% for the three months ended September 30, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded a $39,000 provision for loan losses for the three months ended September 30, 2017, compared to no provision recorded for the three months ended September 30, 2016. The allowance for loan losses was $1.1 million, or 1.17% of total loans, at September 30, 2017, compared to $1.1 million, or 1.33% of total loans, at September 30, 2016. Total nonperforming loans were $445,000 at September 30, 2017, compared to $885,000 at September 30, 2016. Classified (substandard, doubtful and loss) loans were $3.4 million at September 30, 2017 and $2.0 million at September 30, 2016, and total loans past due greater than 30 days were $228,000 and $736,000 at those respective dates. We had net recoveries of $2,000 during the three months ended September 30, 2017 compared to net charge-offs of $120,000 for the three months ended September 30, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 253.3% at September 30, 2017 compared to 121.6% at September 30, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non interest Income. Non interest income increased $355,000, or 137.1%, to $614,000 for the three months ended September 30, 2017 from $259,000 for the three months ended September 30, 2016. The increase was primarily due to an increase of $359,000 in gains on sales of loans. The gain on sales of loans amounted to $494,000 during the three months ended September 30, 2017, compared to $135,000 in the year earlier period, due primarily to an increase in volume of SBA loan sales. The Company started its SBA lending program in the second quarter of 2016. Gains in non-interest income were offset with other operating income one time losses on a sale of foreclosed real estate of ($15,000) and dissolution of a title company the Company had an interest in of ($15,000) during the period ending September 30, 2017.

Non interest Expense. Non interest expense increased $23,000, or 2.0%, to $1.2 million for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016. The increase was due primarily to a $42,000, or 71.2%, increase in professional services for the three months ended September 30, 2017. The increase in professional services was due primarily to the timing of audits completed in comparison to the previous three month period ending September 30, 2016. Data processing expense increased $22,000 or 19.6% which was offset with an increase in service charge fee income of $25,000 compared to September 30, 2016 included in non-interest income.

Federal Income Taxes. The Company did not record a federal income tax provision during either of the three month periods ended September 30, 2017 and 2016. The federal income tax provision was affected by the full impairment valuation allowance recorded on the Company’s net deferred tax assets in both the 2017 and 2016 periods. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both September 30, 2017 and 2016. The Company has a total valuation allowance on its net deferred tax assets of $4.2 million at September 30, 2017. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize, maintain, and project profitable results of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. Net income for the nine months ended September 30, 2017 was $773,000, compared to a net loss of $(460,000) for the nine months ended September 30, 2016, an increase of $1.2 million. The increase was primarily due to a $1.0 million increase in noninterest income and a $479,000 increase in net interest income, which were partially offset by a $184,000 increase in noninterest expense and a $70,000 increase in the provision for loan losses.

Interest Income. Interest income increased $664,000, or 26.2%, to $3.2 million for the nine months ended September 30, 2017 from $2.5 million for the nine months ended September 30, 2016. This increase was attributable to a $587,000 increase in interest on loans receivable and a $77,000 increase in interest on other interest earning deposits. The average balance of loans during the nine months ended September 30, 2017, increased $12.8 million, or 16.5%, to $90.4 million from $77.6 million for the nine months ended September 30, 2016, while the average yield on loans increased 26 basis points to 4.54% for the nine months ended September 30, 2017 from 4.28% for the nine months ended September 30, 2016 reflecting rising market interest rates. The average balance of other interest-earning assets, including certificates of deposit in other banks and federal funds sold, increased $7.7 million to $15.8 million for the nine months ended September 30, 2017 from $8.1 million for the nine months ended September 30, 2016. The average yield on other interest-earning assets increased 30 basis points to 1.05% for the nine months ended September 30, 2017 from 0.75% for the nine months ended September 30, 2016.

Interest Expense. Total interest expense increased $185,000, or 34.1%, to $727,000 for the nine months ended September 30, 2017 from $542,000 for the nine months ended September 30, 2016. Interest expense on deposits increased $154,000, or 33.8%, to $610,000 for the nine months ended September 30, 2016 from $456,000 for the nine months ended September 30, 2016. The increase was primarily due to an increase of 18 basis points in the average cost of interest-bearing deposits to 1.06% for the nine months ended September 30, 2017 from 0.88% for the nine months ended September 30, 2016. Interest expense on borrowings increased to $117,000 for the nine months ended September 30, 2017 from $86,000 for the nine months ended September 30, 2016 due to the addition of two Federal Home Loan Bank advances at the end of 2016.

Net Interest Income. Net interest income increased $479,000, or 24.0%, to $2.5 million for the nine months ended September 30, 2017 compared to $2.0 million for the nine months ended September 30, 2016. The increase was due to an increase in our average net interest-earning assets of $9.2 million period to period, as the net interest margin remained unchanged at 3.10% for both periods.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded a $70,000 provision for loan losses for the nine months ended September 30, 2017, compared to no provision for the nine months ended September 30, 2016. The allowance for loan losses was $1.1 million, or 1.17% of total loans, at September 30, 2017, compared to $1.1 million, or 1.33% of total loans, at September 30, 2016. Total nonperforming loans were $445,000 at September 30, 2017, compared to $889,000 at September 30, 2016. Classified (substandard, doubtful and loss) loans were $3.4 million at September 30, 2017 and $2.0 million at September 30, 2016, and total loans past due greater than 30 days were $228,000 and $736,000 at those respective dates. We had net charge offs of $6,000 and $79,000 for the nine months ending September 30, 2017 and 2016, respectively. As a percentage of nonperforming loans, the allowance for loan losses was 253.3% at September 30, 2017 compared to 121.0% at September 30, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2017 and December 31, 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non interest Income. Non interest income increased $1.0 million, or 114.7%, to $1.9 million for the nine months ended September 30, 2017 from $879,000 for the nine months ended September 30, 2016. The increase was primarily due to an increase of $963,000 in gains on sales of loans to $1.4 million in the nine months ended September 30, 2017, compared to $470,000 in the year earlier period. During the nine months ended September 30, 2017, the Company originated $23.2 million of SBA loans and sold $17.4 million of these loans. These sales resulted in gains on sale of $1.4 million. Gains in non interest income  were offset with  other operating one time losses on a sale of foreclosed real estate of ($15,000) and dissolution of a title company the Company had an interest in of ($15,000) during the period ending September 30, 2017.

Non interest Expense. Non interest expense increased $184,000, or 5.5%, to $3.5 million for the nine months ended September 30, 2017 compared to $3.3 million for the nine months ended September 30, 2016. The increase was due primarily to a $135,000, or 7.4%, increase in salaries and employee benefits and a $64,000, or 20.4%, increase in data processing. The increase in salaries and employee benefits was due primarily to the addition of new commercial loan officers, a new director of retail banking and increased costs related to employee benefits, including the ESOP and the new equity incentive plan approved by stockholders. In accordance with our strategic plans to expand our emphasis on SBA lending and our commercial loan emphasis in the Detroit metropolitan area to our east, we added two loan officers to our loan origination staff with support staff. The increase in data processing was due primarily to increased costs related to our overall growth in loans and deposits.

Federal Income Taxes. We did not record a federal income tax provision during either of the nine month periods ended September 30, 2017 and 2016. The federal income tax provision was affected by the full impairment valuation allowance recorded on our net deferred tax assets in both the 2017 and 2016 periods. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both September 30, 2017 and 2016. We had a total valuation allowance on its net deferred tax assets of $4.2 million at September 30, 2017. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize, maintain, and project profitable results of operations.

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

 Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $598,000 and $(524,000) for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable was $11.0 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities, which is primarily comprised of net change in deposits, was $21.8 million and $5.8 million for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $14.0 million, or 11.0% of adjusted average assets, which is above the required level of $5.1 million or 4.0%; total risk-based capital of $15.0 million, or 17.3% of risk-weighted assets, which is above the required level of $6.9 million, or 8.0%; and common equity Tier 1 capital of $14.0 million, or 16.1% of risk-weighted assets, which is above the required level of $3.9 million, or 4.5% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at September 30, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2017, we had no outstanding commitments to originate loans, $972,000 in undisbursed construction loans, and commitments available under lines of credit of $8.8 million. We anticipate that we will have sufficient funds available to meet our current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $13.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW BANCORP, INC.

Date: November 14, 2017	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: November 14, 2017	/s/ Shawna L. Zawada
Shawna L. Zawada
Chief Financial Officer