Form 10-K
period 2017-12-31
New Bancorp, Inc.
filed 2018-04-02
CIK 1644482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☐     Smaller reporting company ☒

(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

Based on the closing sales price of $14.09 per share reported by the OTC Markets Group, Inc., on June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates on such date, was approximately $8.5 million.

As of March 28, 2018, there were 719,531 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant (Part III).

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

●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

●	competition among depository and other financial institutions;

●	our success in increasing our residential real estate and commercial real estate lending, and selling certain of our residential real estate loans and commercial real estate loans;

●	our ability to attract and maintain deposits and our success in introducing new financial products;

●	our ability to improve our asset quality even as we increase our commercial real estate lending;

●

changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

●	changes in consumer spending, borrowing and savings habits;

●	declines in the net interest margin resulting from the rising interest rate environment placing pressure on increased liabilities expense;

●	risks related to a high concentration of loans by industry and/or secured by real estate located in our market area;

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

●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	our ability to control costs and expenses;

●	the failure or security breaches of computer systems on which we depend;

●	the ability of key third-party service providers to perform their obligations to us;

●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

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

New Bancorp neither owns nor leases any property, but instead pays a fee to New Buffalo Savings Bank for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of New Buffalo Savings Bank to serve as officers of New Bancorp. We use the support staff of New Buffalo Savings Bank from time to time and pay a fee to New Buffalo Savings Bank for the time devoted to New Bancorp by employees of New Buffalo Savings Bank; however, these persons are not separately compensated by New Bancorp. New Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF NEW BUFFALO SAVINGS BANK

General and Market Area

We conduct our business from our main office in New Buffalo, Michigan and our two additional full-service banking offices located in Three Oaks and Sawyer, Michigan, all of which are located in the western portion of Berrien County in southwestern Michigan and are part of an area popularly called “Harbor Country.” Additionally, we conduct business from our loan office in Troy, Michigan. New Buffalo is a popular resort town due to its location along the Lake Michigan shoreline and its proximity (approximately 70 miles) from downtown Chicago. Our primary market area includes the western portion of Berrien County, and, to a lesser extent, Cass County, Michigan, both of which are located in southwestern Michigan near the border of Indiana.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate and commercial real estate loans, and, to a much lesser extent, construction and land loans, commercial business loans and consumer loans. At December 31, 2017, $41.5 million, or 41.8% of our total loan portfolio, was comprised of one- to four-family residential real estate loans including home equity lines of credit, and at this date an additional $45.6 million, or 45.9% of our total loan portfolio, was comprised of commercial real estate loans. We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing demand accounts, savings and money market accounts and certificates of deposit. We utilize advances from the FHLB-Indianapolis for asset/liability management purposes. On occasion we also utilize funds from a line of credit with another bank. At December 31, 2017, we had $9.0 million in advances outstanding from the FHLB-Indianapolis.

For the years ended December 31, 2017 and 2016, we had net income (loss) of $688,000 and $(534,000), respectively. The increase in our net income in 2017 was due primarily to a $714,000 increase in net interest income and an $844,000 increase in noninterest income due to growth in loans and gain on sale of loans, respectively.

Our current business strategy includes increasing our asset size, diversifying our loan portfolio to increase our non-residential lending, including primarily by increasing our commercial real estate lending and increasing our non-interest income through sales of loans, as ways to improve our profitability in future periods.

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

In order to address these issues, the Board made significant changes to the Bank’s management and operating processes. In January 2012, we hired Richard Sauerman to our executive staff, and in July 2012, Mr. Sauerman was promoted to President and Chief Executive Officer. In 2016, we hired two commercial loan officers, one of whom is focused on SBA lending. Although these hires have increased our salary and employee benefits expense, these hires are consistent with our business strategy of increasing our non-residential loan portfolio, to increase the net interest margin and our earnings.

Our business strategy includes being a profitable, well-managed community bank. We aim to achieve this through our growth strategy of increasing our commercial real estate, commercial business, and SBA lending. We have expanded our commercial loan emphasis in the Detroit metropolitan area to our east. Additionally, we will strive to continue to adhere to our conservative underwriting standards of recent years which, we believe have resulted in our improved credit quality. See “– Business Strategy.”

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●

Prudently and opportunistically growing our loans and deposits by increasing our presence in the communities we serve in Michigan and continuing to expand our market area in Detroit and Troy, Michigan.

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

From April 1, 2014 through July 1, 2015, the population of Berrien County decreased 1.4%, while the population of Michigan from April 1, 2010 through July 1, 2016 increased 0.4% and the population of the United States increased 4.7% during the same time period.  From 2015 through 2020, the population of Berrien County is projected to decrease 0.5%, while the population of Michigan is projected to increase 1.6%.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2017, based on the most recent available FDIC data, our market share of deposits represented 4.74% of FDIC-insured deposits in Berrien County, ranking us 7th in market share of deposits.   We do not have a significant market share of either deposits or residential lending in any other county in our market area.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans and commercial real estate loans and, to a much lesser extent, construction and land loans, commercial business loans and consumer loans. In recent years, we have generally sold our conforming, fixed-rate, one- to four-family residential real estate loans on a servicing-retained basis, while retaining adjustable-rate residential real estate loans, in order to manage the maturity and time to re-price our loan portfolio. We may, at times, retain within our loan portfolio fixed-rate one- to four-family residential real estate loans for asset-liability management purposes. In recent years, we have changed our strategy to focus on relationship-based banking, diversifying our loan portfolio and improving and managing our asset quality. Pursuant to our growth plan, the two commercial loan officers hired increased our loan portfolio at a managed pace, and continued to improve our customer service.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Residential (1)	$41,474	41.8%	$38,636	45.0%
Commercial	45,623	45.9%	35,709	41.6%
Construction and land	10,746	10.8%	10,233	11.9%
Commercial business	909	0.9%	1,000	1.2%
Consumer and other	557	0.6%	335	0.4%

Total loans	99,309	100.0%	85,913	100.0%

Less:
Net deferred loan fees, premiums and discounts	(176)		(70)
Undisbursed loans in process	(498)		(1,772)
Allowance for loan losses	(1,123)		(1,063)

Total loans receivable, net	$97,512		$83,008

____________________

(1)	Includes $4.3 million and $4.7 million of home equity loans at December 31, 2017 and 2016, respectively. See Note 4 to the financial statements beginning on page F-1.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2018. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One to four family residential	Commercial real estate	Construction and land	Commercial business	Consumer	Total
	(In thousands)
Due During the Years Ending December 31,
2018	$3,115	$2,868	$5,927	$557	$60	$12,527
2019	140	1,520	723	17	68	2,468
2020	1,233	3,010	60	43	315	4,661
2021 to 2022	1,926	6,930	1,576	56	102	10,590
2023 to 2027	1,945	18,383	769	236	12	21,345
2028 to 2032	3,357	3,676	84	-	-	7,117
2033 and beyond	29,758	9,236	1,607	-	-	40,601

Total	$41,474	$45,623	$10,746	$909	$557	$99,309

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due after December 31, 2018
	Fixed	Adjustable	Total
		(In thousands)

Real estate loans:
One to four family residential	$24,083	$14,276	$38,359
Commercial	15,156	27,599	42,755
Construction and land	3,779	1,040	4,819
Commercial business	150	202	352
Consumer	92	405	497
Total	$43,260	$43,522	$86,782

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

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of New Buffalo Savings Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2017, our largest credit relationship consisted of a line of credit on commercial real estate which totaled $2.1 million. Our second largest relationship at this date consisted of multiple loans totaling $2.1 million and was secured by commercial real estate properties in our market area serviced by our loan office in Troy. At December 31, 2017, these loans were performing in accordance with their repayment terms.

Our President and Chief Executive Officer has approval authority of up to $750,000 for residential and commercial real estate loans. Loans which exceed our President’s authority may be approved by combining the President’s loan authority with one additional officer’s loan authority to a maximum of $1.0 million. Loans above $1.0 million are addressed by our Loan Committee, which consists of our President and Chief Executive Officer, a commercial loan officer and at least two of our outside directors, which may approve loans up to our legal lending limit. Amounts in excess of the combined authorities require approval of the Loan Committee. Loan Committee actions are reported at the next board meeting following approval.

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

One- to Four-Family Residential Real Estate Lending. At December 31, 2017, $41.5 million, or 41.8%, of our total loans, was secured by one- to four-family residential real estate. Due to our market area being comprised, in part, of communities on the shoreline of Lake Michigan, a significant portion of our one- to four-family residential real estate loans are collateralized by vacation homes. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans, and at December 31, 2017, these types of loans were comprised of 62.8% fixed-rate loans, and 37.2% adjustable-rate loans.

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

Our fixed-rate, one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, typically with terms of 15, 20 or 30 years. We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2017 was generally $424,100 for single-family homes in our market area. We generally have sold our conforming fixed-rate, one- to four-family residential real estate loans that we have originated, and in recent years Freddie Mac has been the purchaser of the majority of these loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Virtually all of our one- to four-family residential real estate loans, including $4.3 million of home equity loans and lines of credit, are secured by properties located in our market area. On a limited basis we have made to our existing customers one- to four-family residential real estate loans out of our market area.

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

Commercial Real Estate Lending. In addition to one- to four-family residential real estate lending, we have historically also emphasized and continue to emphasize commercial real estate lending. At December 31, 2017, $45.6 million, or 45.9% of our total loan portfolio, was comprised of commercial real estate loans.

Our commercial real estate loans are either fixed- or adjustable-rate based generally on the 5, 7 or 10 year Treasury Index with initial terms that match the index used and amortization terms of not more than 20 years, with a balloon payment at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% of the lower of the purchase price or appraised value of the property securing the loan, regardless of whether or not the property is owner-occupied. Our SBA real estate loans are adjustable-rate based generally on the Prime Rate Index and amortization terms of not more than 25 years. The maximum loan-to-value ratio of our SBA commercial real estate loans is generally 80% of the lower of the purchase price or appraised value of the property securing the loan, regardless of whether or not the property is owner-occupied. Our commercial and SBA real estate loans are typically secured by hotels, retail, industrial, warehouse, service or other commercial properties.

Set forth below is information regarding our commercial real estate loans at December 31, 2017. Pursuant to our growth plan, including our intention to grow our commercial real estate lending, we expect to broaden the types of collateral securing our commercial real estate loans.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)

Bed and breakfast	2	$818
Food and beverage	5	921
Commercial rental	50	23,879
Full service restaurant	9	3,201
Hotel and motel	17	8,153
Residential rental	2	655
Amusement and recreation	2	652
Other miscellaneous	27	7,344
	114	$45,623

At December 31, 2017, the average loan balance of our outstanding commercial real estate loans was $425,000, and the largest of such loans was a $2.1 million commercial line of credit secured by commercial real estate. This loan was performing in accordance with its original repayment terms at December 31, 2017.

We are a licensed Small Business Administration (SBA) lender and prior to 2016 we had a limited investment in SBA loans. During 2017, we originated SBA loans totaling $35.0 million, of which $17.4 million were subsequently sold with servicing retained. The originated total includes a $7.5 million construction loan ($5.5 million of which had been participated and $2.2 million was undisbursed at December 31, 2017) and $3.2 million of which were in loans held for sale at December 31, 2017. These sales represented the 75% guaranteed portion of the SBA loans and we retained the 25% unguaranteed portion of the loans. In accordance with applicable accounting standards, we have recorded a portion of the sales proceeds as a discount on the unguaranteed 25% of the loans we have retained. At December 31, 2017, we serviced $26.4 million of SBA loans that had been sold and we had $8.2 million excluding the $3.2 million of loans held for sale, of SBA loans in our portfolio. We intend to continue to increase this type of lending in future years.

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

Construction and Land Lending. At December 31, 2017, we had $10.7 million, or 10.8% of our total loan portfolio, in construction and land loans. Of these, $4.2 million were loans for the construction of one- to four -family residences, $1.4 million were for SBA real estate, $2.8 million were loans where raw land serves as collateral, $0.5 million were for residential building site loans and $1.8 million were for land development loans. At December 31, 2017, our largest construction and land loan was a $1.0 million loan secured by a residential home. This loan was performing in accordance with its original repayment terms at December 31, 2017.

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

Commercial Business Lending. At December 31, 2017, we had $909,000 of commercial business loans, representing 0.9% of our total loan portfolio. Because we believe that increasing originations of commercial business loans is essential to our profitability, pursuant to our growth plan, we intend to increase this part of our loan portfolio.

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

Consumer Lending. At December 31, 2017, we had $557,000, or 0.6% of our loan portfolio, in consumer loans.

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

We generally sell our conforming, fixed-rate, one- to four-family residential real estate loans that we originate. We originate a limited number of these loans for sale on a servicing-retained basis based on the circumstances of the borrower and with specific loan approval. Otherwise we consider the market conditions and our asset and liability management and liquidity demands and interest rate risk analysis on an ongoing basis in making decisions as to whether to hold these loans for investment or to sell such loans considering profitability and risk management. For the years ended December 31, 2017 and 2016, we sold $3.6 million and $10.5 million of residential real estate loans, respectively. At December 31, 2017, we serviced $39.3 million of fixed-rate, residential real estate loans that we originated and sold.

During 2016, the Company initiated a program to originate loans under the Small Business Administration (“SBA”) 7a program. These loans are secured by commercial real estate and, in accordance with the SBA 7a program, are guaranteed at 75% of the principal balance. The Company has sold the 75% guaranteed portion of the loans originated, totaling $26.4 million, retaining servicing on the loans sold, and has retained the remaining 25% of these loans.  Additionally, we are servicing one loan for $4.4 million for another financial institution.

At times, we have purchased participation interests in loans originated by other institutions. We purchased no loan participations during 2017 and $501,000 in loan participations during 2016.

Servicing fees, net were $39,000 and $30,000, respectively, during the years ended December 31, 2017 and 2016, respectively. See “– Originations, Purchases and Sales of Loans.”

The following table shows our loan origination, purchases, sales and repayment activities for the years indicated.

	Years ended December 31,
	2017	2016
	(In thousands)

Total loans, including loans held for sale, at beginning of year	$85,913	$78,162

Loans originated:
Real estate loans:
One- to four-family residential	8,726	16,463
Commercial	37,579	17,254
Construction and land	10,302	3,754
Commercial business	2,430	260
Consumer	55	169
Total loans originated	59,092	37,900

Loans sold:
Real estate loans:
One- to four-family residential	(3,557)	(10,450)
Commercial	(17,394)	(5,379)
Total loans sold	(20,951)	(15,829)

Other:
Principal repayments	(21,511)	(14,320)

Net loan activity	16,630	7,751
Total loans, including loans held for sale, at end of year	$102,543	$85,913

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

At December 31, 2017, we had 18 loans totaling $2.5 million that were classified as troubled debt restructuring. Of these, three loans totaling $173,000 were included in our non-accrual loans at such date because they were not performing in accordance with their modified terms.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Totals
	Number	Amount	Number	Amount	Number	Amount
At December 31, 2017	(Dollars in thousands)
Real estate
Residential	3	$269	-	$-	3	$269
Commercial	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	3	$269	-	$-	3	$269

At December 31, 2016
Real estate
Residential	4	$194	2	$327	6	$521
Commercial	1	-	-	4	1	4
Construction and land	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
					-
Total	5	$194	2	$331	7	$525

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “watch” with respect to residential loans and “special mention” with respect to all other loans. At December 31, 2017, we had one loan of $48,000 designated as “special mention/watch.”

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

The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at December 31, 2017 and 2016 include $2.4 million and $618,000 of nonperforming loans, respectively. There was no related specific valuation allowance in the allowance for loan losses for reporting periods December 31, 2017 and December 31, 2016.

	At December 31,
	2017	2016
	(In thousands)
Classified assets:
Substandard loans (1)	$3,214	$3,453
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other repossessed assets	-	586
Total classified assets	$3,214	$4,039

(1)	Includes non-accruing loans that are more than 90 days past due.

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

	At December 31,
	2017	2016
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$1,629	$614
Commercial	-	4
Construction and land	728	-
Commercial business	-	-
Consumer	-	-
Total	2,357	618

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	-	-
Commercial	-	-
Construction and land	-	-
Commercial business	-	-
Consumer	-	-
Total	-	-

Total nonperforming loans	2,357	618

Real estate owned	-	586
Other nonperforming assets	-	-

Total nonperforming assets	$2,357	$1,204

Troubled debt restructurings
Real estate loans:
One- to four-family residential	$838	$878
Commercial	33	35
Construction and land	1,585	1,711
Commercial business	-	-
Consumer	-	-
Total (1)	$2,456	$2,624

Ratios:
Total non-performing loans to total loans	2.37%	0.72%
Total non-performing loans to total assets	1.86%	0.60%
Total non-performing assets to total assets	1.86%	1.17%
Total non-performing loans and TDRs to total loans	4.65%	3.55%
Total non-performing loans and TDRs to total assets	3.64%	2.95%
Total non-performing assets and TDRs to total assets	3.64%	3.52%

________________

(1)	Includes non-accrual loans of $173,000 and $192,000 at December 31, 2017 and 2016, respectively.

For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $40,000. Interest income recognized on such loans for the year ended December 31, 2017 was $94,000.

Other Loans of Concern. At December 31, 2017, there were not any other loans that are not already disclosed in the non-performing assets and troubled debt restructurings table where there is information about possible credit problems of borrowers that caused management to have doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Among other factors, we consider current general economic conditions, including trends in real estate values, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing values.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended
	December 31,
	2017	2016
	(Dollars in thousands)

Balance at beginning of year	$1,063	$1,155

Charge-offs:
Real estate loans:
One- to four-family residential	(17)	(133)
Commercial	(9)	-
Construction and land	-	-
Commercial business	-	-
Consumer	-	-
Total charge-offs	(26)	(133)

Recoveries:
Real estate loans:
One- to four-family residential	-	-
Commercial	16	-
Construction and land	-	41
Commercial business	-	-
Consumer	-	-
Total recoveries	16	41

Net charge-offs	(10)	(92)

Provision for loan losses	70	-
Balance at end of year	$1,123	$1,063

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.12%
Allowance for loan losses to non-performing loans at end of year	47.65%	172.01%
Allowance for loan losses to total loans at end of year	1.13%	1.24%

Both classified loans and nonperforming loans at December 31, 2017 included a loan relationship with greater than five years of seasoning, totaling $1.7 million, performing throughout 2017 and deemed adequately collateralized, but showed increasing signs of weakness.

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

	At December 31,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$540	48.1%	41.8%	$656	61.7%	45.0%
Commercial	484	43.1%	45.9%	326	30.6%	41.5%
Construction and land	76	6.8%	10.8%	72	6.8%	11.9%
Commercial business	15	1.3%	0.9%	4	0.4%	1.2%
Consumer	8	0.7%	0.6%	5	0.5%	0.4%
Total allowance for loan loss	$1,123	100.0%	100.0%	$1,063	100.0%	100.0%

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2017 and 2016, we held no investment securities in our portfolio.

Federal Home Loan Bank Stock. We hold common stock of the FHLB-Indianapolis in connection with our borrowing activities totaling $468,000 at December 31, 2017. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.

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

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer non-interest-bearing and interest-bearing demand accounts, savings accounts, money market accounts and certificates of deposit. In 2016, the Company implemented the Kasasa program which introduced interest bearing demand accounts, and provides tiered interest rates in relation to customer activities, such as estatements and debit card swipes. Pursuant to our growth plan, we are seeking to increase our core retail customer deposits and commercial deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our office. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2017, $39.9 million, or 39.3% of our total deposit accounts, were certificates of deposit, of which $13.7 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$6,740	7.8%	0.00%	$6,896	8.8%	0.00%
Interest bearing demand	22,969	26.7%	0.82%	19,712	25.2%	0.22%
Savings	7,112	8.3%	0.04%	7,503	9.6%	0.04%
Money market	9,318	10.9%	0.17%	10,998	14.0%	0.14%
Certificates of deposit	39,729	46.3%	1.59%	33,268	42.4%	1.64%

	$85,868	100.0%	0.98%	$78,377	100.0%	0.77%

As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $31.0 million. The following table sets forth the maturity of those certificates as of December 31, 2017.

At
December 31, 2017
(In thousands)

Three months or less	$6,671
Over three months through six months	1,193
Over six months through one year	2,011
Over one year to three years	17,516
Over three years	3,580

Total	$30,971

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016
	(In thousands)
INTEREST RATE:

Less than 1.00%	$6,575	$13,693
1.00% - 1.99%	23,145	7,566
2.00% - 2.99%	8,182	6,080
3.00% - 3.99%	1,449	2,598
4.00% - 4.99%	570	1,724
5.00% - 5.99%	-	100

Total	$39,921	$31,761

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2017.

	At December 31, 2017
	Period to Maturity
	Less than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

INTEREST RATE:

Less than or equal to 1.00%	$5,438	$1,006	$126	$5	$6,575	16.5%
1.00% - 1.99%	5,955	11,336	4,274	1,580	23,145	58.0%
2.00% - 2.99%	1,111	138	4,086	2,847	8,182	20.5%
3.00% - 3.99%	834	615	-	-	1,449	3.6%
4.00% - 4.99%	320	250	-	-	570	1.4%

Total	$13,658	$13,345	$8,486	$4,432	$39,921	100.00%

Borrowings. We may obtain advances from the FHLB-Indianapolis upon the security of our capital stock in the FHLB-Indianapolis and certain of our mortgage loans. We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At December 31, 2017, we had $9.0 million in outstanding advances from the FHLB-Indianapolis. At December 31, 2017, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $11.2 million.

The following table sets forth information concerning balances and interest rates on our FHLB-Indianapolis advances and Federal Funds Purchased at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)

Balance at end of year	$9,027	$11,027
Average balance during year	$9,989	$6,950
Maximum outstanding at any month end	$10,027	$11,027
Weighted average interest rate at end of year	1.76%	1.67%
Average interest rate during year	1.75%	1.65%

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

At December 31, 2017, New Buffalo Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, New Buffalo Savings Bank was in compliance with the loans-to-one borrower limitations.

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

A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. New Buffalo Savings Bank met the QTL test requirement for 2017.

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

At December 31, 2017, New Buffalo Savings Bank met the criteria for being considered “well capitalized.”

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

Assessments are based on an institution’s average consolidated total assets minus average tangible equity and range from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2017, the annualized FICO assessment was equal to 0.55 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. New Buffalo Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, New Buffalo Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, New Buffalo Savings Bank was in compliance with this requirement. While New Buffalo Savings Bank’s ability to borrow from the Federal Home Loan Bank of Indianapolis provides an additional source of liquidity, New Buffalo Savings Bank has historically not used advances from the Federal Home Loan Bank to fund its operations.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, New Bancorp will be subject to regulatory capital requirements that generally are the same as the new capital requirements for New Buffalo Savings Bank. These new capital requirements include provisions that might limit the ability of New Bancorp to pay dividends to its stockholders or repurchase its shares. See “– Federal Banking Regulation – Capital Requirements.”

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” New Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, New Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). An emerging growth company was able to elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. New Bancorp had elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We became subject to further reporting and audit requirements within the year ended December 31, 2016 under the requirements of the Sarbanes-Oxley Act. We have prepared and implemented policies, procedures and systems designed to ensure compliance with these regulations.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2017, New Buffalo Savings Bank had $22,500 of minimum tax credit carryforward. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a repeal of the Alternative Minimum Tax for corporations effective January 1, 2018.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, New Buffalo Savings Bank had $12.2 million of federal net operating loss carryforwards and $1.0 million of Indiana state net operating loss carryforwards available for future use.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2017, New Buffalo Savings Bank had no capital loss carryover.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from New Buffalo Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. New Buffalo Savings Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Companies headquartered in Michigan, such as New Bancorp, are subject to a Michigan capital tax which is an assessment of 0.29% of a company’s consolidated net capital, based on a rolling five-year average. Due to New Buffalo Savings Bank’s activity in Indiana, the Bank is also subject to the Indiana Financial Institution Tax at a 2017 tax rate of 6.5% of apportioned adjusted income. Other applicable state taxes include generally applicable sales, use and real property taxes. As a Maryland business corporation, New Bancorp is required to file annual franchise tax return with the State of Maryland.

Personnel

As of December 31, 2017, we had 33 full-time employees and 1 part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

ITEM 1B.              Unresolved Staff Comments

None.

ITEM 2.                 Properties

At December 31, 2017, the net book value of our properties was $1.8 million. While we believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs, we anticipate capital expenditures will approximate $200,000 during 2018.

The following table sets forth information regarding our office properties as of December 31, 2017.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office: (including land)

45 North Whittaker Street New Buffalo, Michigan 49117	Owned	1951	$806

Full Service Branches: (including land)

Three Oaks Branch 6701 West US 12 Three Oaks, Michigan 49128	Owned	1996	172

Sawyer Branch 8485 Sawyer Road Sawyer, Michigan 49125	Owned	2006	728

Loan Production Offices:

Troy Loan Production Office
700 Tower Drive Suite 510
Troy, Michigan 48098	Leased	2016	—

ITEM 3.                 Legal Proceedings

At December 31, 2017, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.                 Mine Safety Disclosures

 Not applicable.

PART II

ITEM 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)     Market, Holder and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “NWBB.” The approximate number of holders of record of New Bancorp, Inc.’s common stock as of December 31, 2017 was 66. Certain shares of New Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

New Bancorp, Inc. does not currently pay cash dividends on its common stock. Dividend payments by New Bancorp, Inc. are dependent in large part on dividends it receives from New Buffalo Savings Bank, because New Bancorp, Inc. has no source of income other than dividends from New Buffalo Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by New Bancorp, Inc. and interest payments with respect to New Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

The following table presents high and low quarterly trading prices for our shares for the periods indicated. There were no dividends declared or paid during the periods presented.

	High Sale	Low Sale
2017:
Quarter ended December 31	$19.30	$16.00
Quarter ended September 30	$18.05	$13.92
Quarter ended June 30	$14.25	$13.91
Quarter ended March 31	$14.50	$13.65
2016:
Quarter ended December 31	$13.79	$13.15
Quarter ended September 30	$13.75	$12.84
Quarter ended June 30	$13.50	$12.83
Quarter ended March 31	$13.50	$12.10

(b)     Sales of Unregistered Securities. Not applicable.

(c)     Use of Proceeds. Not applicable

(d)     Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	New Bancorp, Inc 2017 Equity Incentive Plan	60,080	$14.09	9,580
Equity compensation plans not approved by stockholders	None	−	−	−

(e)     Stock Repurchases. None.

(f)     Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.                Selected Finanical Data

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

Overview

We conduct our business from our main office in New Buffalo, Michigan and our two additional full-service banking offices located in Three Oaks and Sawyer, Michigan, all of which are located in the western portion of Berrien County in southwestern Michigan and are part of an area popularly called “Harbor Country.” Additionally, we conduct business from our loan office in Troy, Michigan. New Buffalo is a popular resort town due to its location along the Lake Michigan shoreline and its proximity (approximately 70 miles) from downtown Chicago. Our primary market area includes the areas surrounding our three branches, which are all located along the western portion of Berrien County, and, to a lesser extent, Cass County, Michigan, both of which are located in southwestern Michigan near the border of Indiana, and La Porte County in Indiana.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate and commercial real estate loans, and, to a much lesser extent, construction and land loans, commercial business loans and consumer loans. At December 31, 2017, $41.5 million, or 41.8% of our total loan portfolio, was comprised of one- to four-family residential real estate loans including home equity lines of credit, and at this date an additional $45.6 million, or 45.9% of our total loan portfolio, was comprised of commercial real estate loans. We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing demand accounts, savings and money market accounts and certificates of deposit. We utilize advances from the FHLB-Indianapolis for asset/liability management purposes. On occasion we also utilize funds from a line of credit with another bank. At December 31, 2017, we had $9.0 million in advances outstanding with the FHLB-Indianapolis.

For the years ended December 31, 2017 and 2016, we had net income (loss) of $688,000 and $(534,000), respectively. The increase in net income during 2017 was due in large part to a $844,000 increase in noninterest income, primarily gain on sale of loans along with an $891,000 increase in interest income on loans.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●

Prudently and opportunistically growing our loans and deposits and increasing our presence in the communities we serve in Michigan and expanding further our market area in the Detroit metropolitan area.

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. At December 31, 2017, our deferred tax asset was reduced by a $2.7 million valuation allowance, which represented full impairment of our net deferred tax assets, which we deemed more likely than not will not be realized. The decrease in the valuation allowance on deferred income taxes was due primarily to a write down of the Company’s deferred tax assets, which was attributable to the change in federal income tax rates pursuant to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017.  The new Tax Act had the effect of changing the corporate tax rate to 21% and accordingly, the Company adjusted the carrying value of the deferred tax assets to reflect the new rate. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.  We did not recognize any net deferred tax assets in our financial statements at December 31, 2017 or 2016.

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

Comparison of Financial Condition at December 31, 2017 and 2016

Total Assets. Total assets were $126.9 million at December 31, 2017, an increase of $23.7 million, or 22.9%, compared to the $103.2 million total at December 31, 2016. The increase was primarily due to an increase in loans of $14.5 million, an increase in loans held for sale of $3.2 million and an increase in cash and cash equivalents of $5.9 million.

Loans and Loans Held for Sale. Net loans increased $14.5 million, or 17.5%, to $97.5 million at December 31, 2017 from $83.0 million at December 31, 2016. During the year ended December 31, 2017, we originated $59.1 million of loans, consisting primarily of $37.6 million of commercial real estate loans, $10.3 million of construction and land loans and $8.7 million of one-to-four family loans. During 2017, commercial real estate loans increased $9.9 million, or 27.8%, to $45.6 million at December 31, 2017; construction and land loans increased $513,000, or 5.0%, to $10.7 million; and residential real estate loans increased $2.8 million, or 7.4%, to $41.5 million at December 31, 2017, from $38.6 million at December 31, 2016. Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing both commercial and residential loans. During 2017 the Company added staff to support our senior loan officer specializing in Small Business Administration (SBA) lending, and reallocated staffing in support of commercial lending. Commercial loan originations during 2017 included commercial real estate loans and commercial loans guaranteed by the SBA’s 7(a) and USDA programs. These SBA and USDA originations totaled $35.0 million, of which $17.4 million were subsequently sold, with servicing retained. These sales represented the 75% guaranteed portion of the SBA loans and we retained the 25% unguaranteed portion of the loans. At December 31, 2017, we serviced $26.4 million of SBA loans that had been sold and we had $8.2 million of SBA loans in our portfolio. Additionally, at December 31, 2017, we had $3.2 million of SBA loans classified as loans held for sale that we were in the process of selling. The sale of these loans was completed in the first quarter of 2018. We intend to continue with commercial lending, including our origination and sale of commercial SBA loans, in future years.

The Bank also engages in a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. The Bank historically sold loans on a servicing retained basis with the Federal Home Loan Bank of Indianapolis, through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (FHLMC). During 2017, the Bank also sold certain loans on a servicing released basis. The Bank sold $3.6 million of residential mortgage loans in 2017 compared to $10.4 million in 2016. Management intends to continue loan sales activity in future periods.

Foreclosed Real Estate. The Bank did not have foreclosed real estate at December 31, 2017 and had $586,000 at December 31, 2016. During the year ended December 31,2017, we sold $586,000 of foreclosed properties.

Deposits. Deposits increased $24.8 million, or 32.3%, to $101.7 million at December 31, 2017 from $76.8 million at December 31, 2016. Our core deposits increased $16.7 million, or 37.0%, to $61.8 million at December 31, 2017 from $45.1 million at December 31, 2016. Certificates of deposit increased $8.2 million, or 25.7%, to $39.9 million at December 31, 2017 compared to December 31, 2016. During 2016, the Company implemented a strategy designed to promote growth in core deposits. The Company began to offer demand and savings accounts using the Kasasa program. The Kasasa program introduced interest bearing demand accounts, and provide tiered interest rates in relation to customer activities, such as estatements and debit card swipes. While the Bank is continually seeking growth in deposits, with an emphasis on core deposits, management has also elected to add certain listing service certificates of deposit to fund loan growth. These listing service deposits in certificates totaled $11.7 million and $9.2 million at December 31, 2017 and 2016, respectively. At December 31, 2017 maturities of these accounts ranged from less than one year to greater than three years and the average cost was 1.59%.   Additionally, at December 31, 2017 the Company held $3.0 million of brokered certificates of deposit with maturities ranging from less than one year to 2 years at an average cost of 1.67% compared to $3.3 million as of December 31, 2016 at an average cost of 1.55%. An additional listing service was added during the year ended December 31, 2017 for money market accounts totaling $8.0 million.  Management intends to continue to focus its efforts on increasing core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings. Borrowings totaled $9.0 million at December 31, 2017 compared to $11.0 million at December 31, 2016. At December 31, 2017, all of our borrowings were comprised of Federal Home Loan Bank advances. Management has elected to utilize borrowings to take advantage of the low-cost source of funding and to better match the terms of new loans with advances during the low interest rate environment. The aggregate cost of these borrowings was 1.76% at December 31, 2017, compared to the Bank’s cost of deposits of 1.67% at that date.

Shareholders’ Equity. Shareholders’ equity increased $783,000, or 5.4%, to $15.4 million at December 31, 2017 from  December 31, 2016. The increase was largely due to the net income of $688,000 during the year ended December 31, 2017.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General. The Company reported net income for the year ended December 31, 2017 of $688,000, compared to a net loss of $534,000 for the year ended December 31, 2016, an increase in net income of $1.2 million, or 228.9%. The increase in net income was primarily due to a $714,000 increase in net interest income and $844,000 increase in noninterest income, which was partially offset by a $266,000 increase in noninterest expense.

Interest Income. Interest income increased $1.0 million, or 29.4%, to $4.4 million for the year ended December 31, 2017 from $3.4 million for the year ended December 31, 2016. This increase was primarily attributable to a $891,000, or 26.5%, increase in interest on loans receivable, and a $117,000, or 191.8%, increase in interest on other interest-bearing deposits. The average balance of loans during 2017 increased $13.8 million, or 17.6%, from the balance for 2016, while the average yield on loans increased 33 basis points to 4.62% for 2017 from 4.29% for 2016. The increase in average yield on loans was due primarily to the growth in the commercial loan portfolio including SBA loans and the overall increase in interest rates in the economy. The average balance of other interest-bearing deposits, including certificates of deposit in other banks, increased $3.7 million to $16.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, while the average yield increased by 62 basis points to 1.11% for the year ended December 31, 2017 from 0.49% for the year ended December 31, 2016.

Interest Expense. Total interest expense increased $294,000, or 40.8%, to $1.0 million for the year ended December 31, 2017 from $721,000 for the year ended December 31, 2016. Interest expense on deposit accounts increased $234,000, or 38.6%, to $840,000 for the year ended December 31, 2017 from $606,000 for the year ended December 31, 2016. The increase was primarily due to an increase of $7.6 million, or 10.7%, in the average balance of deposits, to $79.1 million for the year ended December 31, 2017 from $71.5 million for the year ended December 31, 2016, resulting in an increase of 21 basis points in the average cost of interest-bearing deposits to 1.06% for the year ended December 31, 2017 from 0.85% for the year ended December 31, 2016. Interest expense on borrowings increased $60,000, or 52.2%, to $175,000 for the year ended December 31, 2017, from $115,000 for the year ended December 31, 2016. The average balance of borrowings increased $3.0 million to $10.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, while the average cost of these borrowings increased by 10 basis points to 1.75% in 2017 from 1.65% in 2016. During 2016 management increased outstanding borrowings as a source of lower-cost funding, which occurred late in the year which accommodates for the increased average borrowings.

Net Interest Income. Net interest income increased $714,000 or 26.4%, to $3.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase is reflective of an increase in the average amount of net interest earning assets to $19.0 million for the year ended December 31, 2017 from $2.8 million for the year ended December 31, 2016. Our net interest margin increased to 3.16% for the year ended December 31, 2017 from 2.98% for the year ended December 31, 2016. The interest rate spread and net interest margin were impacted by a rising interest rate environment.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan loss of $70,000 for the year ended December 31, 2017 due primarily to the overall growth of the loan portfolio. The allowance for loan losses was $1.1 million, or 1.13% of total loans, at December 31, 2017, compared to $1.1 million, or 1.24% of total loans, at December 31, 2016. The determination to record a provision for loan losses in 2017 was due primarily to commercial loan growth, although the commercial portfolio does not have a history of nonperformance and delinquent loans. Total nonperforming loans were $2.4 million at December 31, 2017, compared to $618,000 at December 31, 2016. Classified loans were $3.2 million at December 31, 2017, compared to $3.5 million at December 31, 2016, and total loans past due greater than 30 days were $269,000 and $525,000 at those respective dates. Both classified loans and nonperforming loans at December 31, 2017 included a loan relationship with greater than five years of seasoning, totaling $1.7 million, performing throughout 2017 and deemed adequately collateralized, but showed increasing signs of weakness.  Net charge-offs totaled $10,000 for the year ended December 31, 2017, compared to $92,000 of net charge-offs for the year ended December 31, 2016. During 2017, management elected to charge-off that portion of the overall allowance for loan losses that had been specifically allocated to certain impaired loans at December 31, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 47.7% at December 31, 2017 compared to 172.01% at December 31, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $844,000, or 68.7%, to $2.1 million for the year ended December 31, 2017 from $1.2 million for the year ended December 31, 2016. The increase was primarily due to a $773,000 increase in gains on sales of loans and an $83,000 increase in fee income. The Bank recognized a $15,000 gain on sales of foreclosed real estate in 2017 compared to a $21,000 gain on such sales in 2016. Gains on sales of loans amounted to $1.5 million in 2017, an increase of $773,000, or 112.2%, compared to $689,000 in 2016. The increase in gain on sales of loans was due primarily to a $4.7 million increase in sales volume year-to-year, including an increase in SBA loans sold of $17.4 million which was partially offset by a decline in sales of residential mortgage loans of $7.3 million.  The increase in service charges and fees was primarily due to the fee income associated with SBA loans.

Non-Interest Expense. Non-interest expense increased $266,000, or 6.0%, to $4.7 million for the year ended December 31, 2017 compared to year ended December 31, 2016. The increase was due primarily to a $166,000, or 6.8%, increase in salaries and employee benefits, a $77,000, or 17.5%, increase in data processing expenses. The increase in salaries and employee benefits was due primarily to the addition of support staff for commercial lending with a new SBA assistant position and a new credit analyst position. Stock-based compensation expense increased due to the awards of restricted shares and stock options grants, along with an increase in expense of the ESOP plan due to increase in the fair value of the shares year to year. The increase in data processing expenses was due primarily to increased expenses associated with information technology security.

Non-interest expense can be expected to increase because of compensation costs related to stock-based benefit plans adopted in June 2017, with a full year of expenses allocated during 2018.

Federal Income Taxes. The Company did not record a federal income tax benefit in either of the years ended December 31, 2017 and 2016. The federal income tax benefit was reduced by the full impairment valuation allowance recorded on the Company’s deferred tax assets in both 2017 and 2016. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both December 31, 2017 and 2016. The Company had a total valuation allowance on its deferred tax assets of $2.7 million and $4.5 million at December 31, 2017 and 2016, respectively. The decrease in the valuation allowance on deferred income taxes was due primarily to a write down of the Company’s deferred tax assets, which was attributable to the change in federal income tax rates pursuant to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017.  The new Tax Act had the effect of changing the corporate tax rate to 21% and accordingly, the Company adjusted the carrying value of the deferred tax assets to reflect the new rate. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

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

	For the year ended December 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$92,095	$4,254	4.62%	$78,311	$3,363	4.29%
Other interest-earning assets	16,067	178	1.11%	12,415	61	0.49%
Total interest-earning assets	108,162	4,432	4.10%	90,726	3,424	3.77%
Non-interest-earning assets	12,070			10,088
Allowance for loan losses	(1,082)			(1,150)
Total assets	$119,150			$99,664

Interest-bearing liabilities:
Interest-bearing demand	$22,969	189	0.82%	$19,712	44	0.22%
Money market accounts	9,318	16	0.17%	10,998	15	0.14%
Savings accounts	7,112	3	0.04%	7,503	3	0.04%
Certificates of deposit	39,729	632	1.59%	33,268	544	1.64%
Total deposits	79,128	840	1.06%	71,481	606	0.85%
Borrowings	9,989	175	1.75%	6,950	115	1.65%
Total interest-bearing liabilities	89,117	1,015	1.14%	78,431	721	0.92%
Non-interest-bearing liabilities	15,043			6,324
Total liabilities	104,160			84,755
Equity	14,990			14,909
Total liabilities and equity	$119,150			$99,664

Net interest income		$3,417			$2,703
Net interest rate spread (1)			2.96%			2.85%
Net interest-earning assets (2)	$19,045			$2,800
Net interest margin (3)			3.16%			2.98%
Average interest-earning assets to interest-bearing liabilities	121.37%			103.57%

_________________________

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Years Ended December 31,
	2017 vs. 2016
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$624	$267	$891
Other interest-earning assets	22	95	117
Total interest-earning assets	646	362	1,708

Interest-bearing liabilities:
Interest-bearing demand	8	137	145
Money market accounts	(2)	3	1
Savings accounts	-	-	-
Certificates of deposit	104	(16)	88
Total deposits	110	124	234
Borrowings	53	7	60
Total interest-bearing liabilities	163	131	294

Change in net interest income	$483	$231	$714

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

●

originating commercial real estate and SBA loans, which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;

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

The table below sets forth, as of December 31, 2017, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

				EVE as a Percentage of Present Value of Assets (3)
Change in Interest	Estimated EVE	Estimated Increase (Decrease) in EVE		EVE	Increase (Decrease)
Rates (basis points) (1)	(2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)

+300	$16,675	$526	3.30%	13.60%	(15)
+200	16,533	384	2.40%	13.40%	(10)
+100	16,355	206	1.30%	13.10%	(7)
—	16,149	—	—	12.80%	—
-100	15,448	(701)	(4.30)%	12.10%	(7)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2017, in the event of a 200 basis point increase in interest rates, we would experience a 2.4% increase in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 4.3% decrease in net portfolio value.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $208,000 for the year ended December 31, 2017. Net cash used in investing activities, which consists primarily of net change in loans receivable and proceeds from sale of foreclosed assets was $17.1 million for the year ended December 31, 2017. Net cash provided by financing activities, which is comprised of net change in deposits and net changes in borrowings, was $22.8 million for the year ended December 31, 2017.

At December 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $14.0 million, or 11.3% of adjusted average assets, which is above the required level of $4.9 million or 4.0%; total risk-based capital of $15.1 million, or 16.3% of risk-weighted assets, which is above the required level of $7.4 million, or 8.0%; and common equity Tier 1 capital of $14.0 million, or 15.1% of risk-weighted assets, which is above the required level of $4.2 million, or 4.5% of risk-weighted assets. Accordingly, New Buffalo Savings Bank was categorized as well capitalized at December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2017, we had outstanding commitments to originate loans totaling $1.3 million. Commitments under available lines of credit and undisbursed construction loans totaled $10.5 million and $498,000, respectively. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 totaled $13.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

We also generally sell our conforming, fixed-rate one- to four-family residential real estate loans in transactions with the FHLB-Indianapolis, through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (FHLMC). In 2017, we sold $2.4 million of these loans. Subject to our ongoing interest rate risk analysis, we generally intend to continue to sell our conforming, fixed-rate one- to four-family residential real estate loans that we originate.  Under specific circumstances we may be obligated to repurchase certain loans as required by the sales agreement. Based on our historical experience, our reserve at December 31, 2017 was deemed immaterial.

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 14 of the Notes to our Consolidated Financial Statements beginning on page F-1 of this Annual Report.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 16 of the notes to our financial statements beginning on page F-1 of this Annual Report.

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

ITEM 9A.             Controls and Procedures

(a)     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the year ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)     Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

ITEM 9B.              Other Information

Date of Annual Meeting of Stockholders.

The 2018 Annual Meeting of Stockholders of New Bancorp, Inc. will be held on Tuesday, June 5, 2018 at 9:00 at its main office located at 45 North Whitaker Street, New Buffalo, Michigan.

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

PART IV

ITEM 15.               Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2017 and 2016;

(C)	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016;

(D)	Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2017 and 2016;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of New Bancorp, Inc.*
3.2	Bylaws of New Bancorp, Inc.*
4	Form of Common Stock Certificate of New Bancorp, Inc.*
10.1	Employment Agreement of Richard C. Sauerman*
10.3	Salary Continuation Agreement with Richard C. Sauerman*
10.4	Multiple Employer Defined Benefit Plan*
10.5	2017 Equity Incentive Plan**
21	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-204842), initially filed June 9, 2015.
**	Incorporated by reference to the definitive proxy statement for the 2017 Annual Meeting filed on April 26, 2017.

ITEM 16.              Form 10-K Summary

None

New Bancorp, Inc.

Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements

December 31, 2017 and 2016

New Bancorp, Inc.

December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Management
New Bancorp, Inc.
New Buffalo, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Bancorp, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

BKD, LLP

We have served as the Company's auditor since 2014.

Indianapolis, Indiana

April 2, 2018

New Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except share data)

	December 31,
	2017	2016
Assets

Cash and due from banks	$1,085	$1,419
Interest-earning demand deposits	2,997	8,438
Federal funds sold	11,711	-
Cash and cash equivalents	15,793	9,857

Interest-earning time deposits in banks	744	992
Loans held for sale	3,234	-
Loans, net of allowance for loan losses of $1,123 and $1,063 at December 31, 2017 and 2016, respectively	97,512	83,008
Premises and equipment	1,894	1,934
Federal Home Loan Bank stock	468	468
Foreclosed real estate held for sale, net	-	586
Accrued interest receivable	267	203
Bank owned life insurance	5,589	5,418
Servicing rights	937	483
Prepaid expenses and other assets	441	269
Total assets	$126,879	$103,218

Liabilities and Shareholders' Equity
Liabilities
Deposits
Demand	$37,025	$28,676
Savings and money market accounts	24,742	16,404
Time	39,921	31,761
Total deposits	101,688	76,841
Federal funds purchased	-	1,000
Borrowings	9,027	10,027
Other liabilities	812	781
Total liabilities	111,527	88,649
Commitments and Contingencies	-	-
Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	160	73

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 4,000,000 shares authorized, 719,531 and 696,600 shares issued and outstanding	7	7
Additional paid-in capital	5,827	5,761
Unearned ESOP shares	(472)	(501)
Retained earnings	9,990	9,302
Total shareholders' equity	15,352	14,569
Less maximum cash obligation related to ESOP shares	(160)	(73)
Total shareholders' equity less maximum cash obligation related to ESOP shares	15,192	14,496
Total liabilities and shareholders' equity	$126,879	$103,218

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2017 and 2016

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016
Interest Income
Loans	$4,254	$3,363
Interest-bearing deposits	178	61

Total interest income	4,432	3,424

Interest Expense
Deposits	840	606
Borrowings	175	115

Total interest expense	1,015	721

Net Interest Income	3,417	2,703

Provision for Loan Losses	70	-

Net Interest Income After Provision for Loan Losses	3,347	2,703

Noninterest Income
Service charges and fees	365	282
Gain on sale of loans	1,462	689
Gain on sale of foreclosed real estate, net	15	21
Income from bank owned life insurance	171	171
Loan servicing fees, net	39	30
Other operating	22	37

Total noninterest income	2,074	1,230

Noninterest Expense
Salaries and employee benefits	2,615	2,449
Occupancy and equipment	396	411
Data processing fees	516	439
Franchise taxes	39	42
FDIC insurance premiums	45	54
Insurance premiums	39	45
Professional services	450	395
Impairment losses and expenses of foreclosed real estate	15	18
Loss on disposals of premises and equipment	25	-
Other	593	614

Total noninterest expense	4,733	4,467

Net Income (Loss)	$688	$(534)

Earnings (loss) per share - basic	$1.06	$(0.83)
Earnings (loss) per share - diluted	$1.06	$(0.83)
Weighted average shares basic	647,472	644,247
Weighted average shares diluted	650,340	644,247

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2017 and 2016

(In thousands)

					Maximum Cash
		Additional	Unearned		Obligation
	Common	Paid-in	ESOP	Retained	Related to
	Stock	Capital	Shares	Earnings	ESOP Shares	Total

Balance at January 1, 2016	$7	$5,754	$(523)	$9,836	$(44)	$15,030

ESOP shares earned	-	7	22	-	-	29

Change related to ESOP shares	-	-	-	-	(29)	(29)

Net loss for the year ended December 31, 2016	-	-	-	(534)	-	(534)

Balance at December 31, 2016	7	5,761	(501)	9,302	(73)	14,496

ESOP shares earned	-	16	29	-	-	45

Compensation expense related to restricted shares		32				32

Compensation expense related to stock options		18				18

Change related to ESOP shares	-	-	-	-	(87)	(87)

Net income for the year ended December 31, 2017	-	-	-	688	-	688

Balance at December 31, 2017	$7	$5,827	$(472)	$9,990	$(160)	$15,192

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Consolidated Statements of Cash Flows

December 31, 2017 and 2016

(In thousands)

	Years Ended December 31,
	2017	2016
Operating Activities
Net income (loss)	$688	$(534)
Items not requiring (providing) cash
Depreciation and amortization	258	270
Provision for loan losses	70	-
Deferred loan origination fees, costs, premiums, discounts, net	-	1
Gain on sale of loans	(1,462)	(689)
Proceeds from sales of loans originated for sale	21,876	16,425
Loans originated for sale	(20,951)	(15,829)
Gain on sale of foreclosed real estate	(15)	(21)
Loss on disposal of premises and equipment	25	-
ESOP shares earned	45	29
Compensation expense related to stock benefit plans	50
Increase in cash surrender value of life insurance	(171)	(171)
Changes in
Accrued interest receivable	(64)	14
Prepaid expenses and other assets	(172)	(119)
Other liabilities	31	3

Net cash provided by (used in) operating activities	208	(621)

Investing Activities
Net change in loans	(17,808)	(7,178)
Net change in interest-earning time deposits	248	-
Purchase of premises and equipment	(160)	(95)
Proceeds from sale of foreclosed assets	601	266

Net cash used in investing activities	(17,119)	(7,007)

Financing Activities
Net increase in deposits	24,847	4,575
Net change in federal funds purchased	(1,000)	1,000
Proceeds from borrowings	-	3,100
Repayment of borrowings	(1,000)	-

Net cash provided by financing activities	22,847	8,675

Increase in Cash and Cash Equivalents	5,936	1,047

Cash and Cash Equivalents, Beginning of Year	9,857	8,810

Cash and Cash Equivalents, End of Year	$15,793	$9,857

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$1,023	$715

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to real estate acquired through foreclosure	$-	$586
Transfers from loans to loans held for sale	$3,234	$-

See Notes to Consolidated Financial Statements

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Reclassifications

Certain reclassifications have been made to the December 31, 2017 financial statements to conform to the December 31, 2016 financial statement presentation. These reclassifications had no effect on our results of operations

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2017, the Company’s cash accounts exceeded federally insured limits by approximately $11.6 million. Additionally, approximately $1.9 million of cash in total is held by the Federal Home Loan Bank and Federal Reserve Bank as of December 31, 2017, which is not federally insured.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Interest-earning Deposits in Banks

Interest-earning time deposits in banks mature within the year 2018 and are carried at cost.

Loans Held for Sale

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

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

Foreclosed Real Estate Held for Sale

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets. There were no loans in the process of foreclosure at December 31, 2017. Foreclosed real estate held for sale consisted of residential real estate at December 31, 2016.

Servicing Rights

Servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures the servicing asset using either the fair value or the amortization method. The Company has elected to initially and subsequently measure the servicing rights for loans sold with servicing retained loans using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment based on fair value at each reporting date.

Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

December 31, 2017 and 2016

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company has established a full valuation allowance for its net deferred tax asset as of December 31, 2017 and 2016. See Note 9, Income Taxes, for further information.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance policies represents the value of life insurance policies on certain current and former officers of the Company for which the Company is the beneficiary. The Company accounts for these assets using the cash surrender value method in determining the carrying value of the insurance policies.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income. The Company had no elements of other comprehensive income at December 31, 2017 and 2016.

Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding during the period, less unallocated Employee Stock Ownership Plan (the “ESOP”) shares.

Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the year, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Unallocated common shares held by the Company’s ESOP are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings (loss) per share calculations until they are committed to be released.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Note 2:     Restriction on Cash and Due From Banks

The Company is generally required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The Company had no reserve balance requirement at December 31, 2017.

Note 3:     Securities

The Company had no investment securities at December 31, 2017 and 2016.

The Company had no sales of investment securities during the years ended December 31, 2017 and 2016.

Note 4:     Loans and Allowance for Loan Losses

Classes of loans at December 31, 2017 and 2016 include:

	2017	2016
	(In thousands)
Real estate loans
Residential	$41,474	$38,636
Commercial	45,623	35,709
Construction and land	10,746	10,233
Commercial business	909	1,000
Consumer and other	557	335

Total loans	99,309	85,913

Less:
Net deferred loan fees, premiums and discounts	(176)	(70)
Undisbursed loans in process	(498)	(1,772)
Allowance for loan losses	(1,123)	(1,063)

Net loans	$97,512	$83,008

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential 1-4 Family and Equity Lines of Credit Real Estate: The residential 1-4 family and home equity real estate loans are generally secured by owner-occupied 1-4 family residences. The Company’s portfolio of home equity loans totaled $4.8 million and $4.7 million, at December 31, 2017 and 2016, respectively, the majority of which were secured by first liens, or by second liens on properties where the Company also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

During 2016, the Company initiated a program to originate loans under the Small Business Administration (“SBA”) 7a program. These loans are secured by commercial real estate and, in accordance with the SBA 7a program, are guaranteed at 75% of the principal balance. The Company has sold the 75% guaranteed portion of the loans originated, retaining servicing on the loans sold, and has retained the remaining 25% of these loans. In addition, during 2017 the Company originated a loan under the United States Department of Agriculture (“USDA”) program, which guarantees 80% of the principal balance.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2017 and 2016, and the recorded investment in loans and impairment method as of December 31, 2017 and 2016:

	December 31, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, January 1, 2017	$656	$326	$72	$4	$5	$1,063
Provision for loan losses	(99)	151	4	11	3	70
Charge-offs	(17)	(9)	-	-	-	(26)
Recoveries	-	16	-	-	-	16

Balance, December 31, 2017	$540	$484	$76	$15	$8	$1,123

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$540	$484	$76	$15	$8	$1,123

Loans:
Ending balance	$41,474	$45,623	$10,746	$909	$557	$99,309

Ending balance; individually evaluated for impairment	$2,294	$33	$2,312	$-	$-	$4,639

Ending balance; collectively evaluated for impairment	$39,180	$45,590	$8,434	$909	$557	$94,670

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

	December 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, January 1, 2016	$648	$383	$102	$19	$3	$1,155
Provision (credit) for loan losses	141	(57)	(71)	(15)	2	-
Charge-offs	(133)	-	-	-	-	(133)
Recoveries	-	-	41	-	-	41

Balance, December 31, 2016	$656	$326	$72	$4	$5	$1,063

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$656	$326	$72	$4	$5	$1,063

Loans:
Ending balance	$38,636	$35,709	$10,233	$1,000	$335	$85,913

Ending balance; individually evaluated for impairment	$2,779	$533	$1,709	$-	$-	$5,021

Ending balance; collectively evaluated for impairment	$35,857	$35,176	$8,524	$1,000	$335	$80,892

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2017 and 2016:

	December 31, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$39,639	$45,136	$9,839	$876	$557	$96,047
Special mention/Watch	48	-	-	-		48
Substandard	1,787	487	907	33	-	3,214
Doubtful	-	-	-	-	-	-

Total	$41,474	$45,623	$10,746	$909	$557	$99,309

	December 31, 2016
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$36,324	$35,211	$9,210	$965	$325	$82,035
Special mention/Watch	415	-	-	-	10	425
Substandard	1,897	498	1,023	35	-	3,453
Doubtful	-	-	-	-	-	-

Total	$38,636	$35,709	$10,233	$1,000	$335	$85,913

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2017 and 2016:

	December 31, 2017
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$73	$196	$-	$269	$41,205	$41,474	$-
Commercial	-	-		-	45,623	45,623	-
Construction and land	-	-	-	-	10,746	10,746	-
Commercial business	-	-	-	-	909	909	-
Consumer	-	-	-	-	557	557	-

Total	$73	$196	$-	$269	$99,040	$99,309	$-

	December 31, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$194	$-	$327	$521	$38,115	$38,636	$-
Commercial	-	-	4	4	35,705	35,709	-
Construction and land	-	-	-	-	10,233	10,233	-
Commercial business	-	-	-	-	1,000	1,000	-
Consumer	-	-	-	-	335	335	-

Total	$194	$-	$331	$525	$85,388	$85,913	$-

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following tables present impaired loans as of and for the years ended December 31, 2017 and 2016:

As of and for the year ended December 31, 2017
		Unpaid		Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$2,294	$2,439	$-	$2,166	$73
Commercial	33	33	-	35	2
Construction and land	2,312	2,323	-	1,799	90
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Totals	$4,639	$4,795	$-	$4,000	$165

As of and for the year ended December 31, 2016
		Unpaid		Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$2,779	$2,936	$-	$2,420	$140
Commercial	533	560	-	230	28
Construction and land	1,709	1,709	-	1,760	95
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Totals	$5,021	$5,205	$-	$4,410	$263

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following table presents the Company’s nonaccrual loans at December 31, 2017 and 2016. The table excludes performing troubled debt restructurings.

	December 31,
	2017	2016
	(In thousands)

Real estate loans
Residential	$1,629	$614
Commercial	-	4
Construction and land	728	-
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$2,357	$618

The Company had no loans modified in a troubled debt restructuring during the years ended December 31, 2017 and December 31, 2016.

The Company had no troubled debt restructurings modified in the years ended December 31, 2017 and 2016 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 5:     Premises and Equipment

Major classifications of premises and equipment, stated at cost, at December 31, 2017 and 2016, are as follows:

	2017	2016
	(In thousands)

Land	$342	$342
Buildings and improvements	3,252	3,155
Furniture and equipment	2,508	2,503

	6,102	6,000
Less accumulated depreciation	4,208	4,066

Net premises and equipment	$1,894	$1,934

Note 6:     Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $70.1 million and $50.5 million at December 31, 2017 and 2016, respectively. Loans serviced at December 31, 2017 includes $26.4 million of SBA loans.

Servicing rights activity for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
	(In thousands)

Balance at beginning of year	$483	$317
Additions	537	251
Amortization	(83)	(85)

Balance at end of year	$937	$483

The fair value of servicing rights approximates the carrying value at December 31, 2017 and 2016.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7:     Time Deposits

Time deposits in denominations of $250,000 or more were $10.5 million and $6.1 million at December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of time deposits were as follows:

2017
(In thousands)
Maturing year ending December 31,
2018	$13,658
2019	13,345
2020	8,486
2021	1,440
2022	2,721
Thereafter	271

Balance at end of year	$39,921

        The Company held $2.3 million and $3.3 million in brokered certificates of deposit at December 31, 2017 and 2016, respectively.

Note 8:     Borrowings

Scheduled maturities of advances from the Federal Home Loan Bank were as follows at December 31, 2017:

			Maturing in year ended
Interest rate			December 31,	2017
				(In thousands)

1.34%	-	1.80%	2018	$4,100
	1.85%		2019	1,927
	2.08%		2020	3,000

			Balance at end of year	$9,027

The Company’s advances totalling $9.0 million and $10.0 million at December 31, 2017 and 2016, the Federal Home Loan Bank are all at fixed rates of interest. The advances are secured by a pledge of certain eligible mortgage loans, totaling $38.7 million and $23.9 million at December 31, 2017 and 2016, respectively, and the Company’s investment in FHLB stock. The advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2017, the Company had the ability to borrow additional advances from the FHLB totaling $11.2 million.

The Company had no outstanding federal funds purchased at December 31, 2017 and $1.0 million outstanding at December 31, 2016 year ended..

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 9:     Income Taxes

A reconciliation of the federal income tax benefit at the statutory rate to the Company’s actual income tax benefit is shown below:

	Year Ended December 31,
	2017	2016
	(In thousands)

Computed at statutory rate (34%)	$234	$(182)
Increase (decrease) resulting from:
Bank-owned life insurance	(58)	(58)
Effect of Tax Cuts and Jobs Act	1,633	-
Change in valuation allowance	(1,818)	234
Other	9	3

Actual income tax (benefit)	$-	$-

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate for the Company from 34% to 21%.  As a result of enactment of the legislation, the composition of the Company's net deferred tax asset at December 31, 2017 and 2016 is as follows:

	2017	2016
	(In thousands)
Deferred tax assets
Allowance for loan losses	$240	$368
Deferred compensation	48	58
Net operating loss carryforward	2,640	4,287
Deferred loan origination costs	-	12
Stock based compensation	11	-
Loans held for sale	35	-
Other	37	8

Deferred tax assets	3,011	4,733

Deferred tax liabilities
Federal Home Loan Bank stock dividends	(10)	(16)
Servicing rights	(200)	(167)
Depreciation	(22)	(24)
Deferred loan costs	(71)	-

Deferred tax liabilities	(303)	(207)

Net deferred tax asset before valuation allowance	2,708	4,526

Valuation allowance
Beginning balance	(4,526)	(4,292)
(Increase) decrease during period	1,818	(234)

Ending balance	(2,708)	(4,526)

Net deferred tax asset	$-	$-

As of December 31, 2017 and 2016, the net deferred tax asset was fully reserved. Management recorded a valuation allowance against the net deferred tax asset at December 31, 2017 and 2016, based on consideration of, but not limited to, the Company’s cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

The Company had a total valuation allowance on its deferred tax assets of $2.6 million and $4.5 million at December 31, 2017 and 2016, respectively. The decrease in the valuation allowance on deferred income taxes was due primarily to a write down of the Company’s net deferred tax assets, which was attributable to the change in federal income tax rates pursuant to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017.  The new Tax Act had the effect of changing the corporate tax rate to 21% and accordingly, the Company adjusted the carrying value of the deferred tax assets to reflect the new rate.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Company’s net operating loss of $12.2 million at December 31, 2017, will be carried forward to use against future federal taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. Indiana net operating loss carryforwards totaled $1.0 million at December 31, 2017 and will begin to expire in the year ending December 31, 2024.

Retained earnings at both December 31, 2017 and 2016, includes approximately $1.5 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $315,000 and $510,000 at December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Bank does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company will record interest and penalties as a component of income tax expense.

The Company is subject to U.S. federal and Indiana income tax. The Company is no longer subject to examination by taxing authorities for years prior to 2014.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Management believes, as of December 31, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2017 and 2016, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017
Total Capital (to Risk-Weighted Assets)	$15,094	16.3%	$7,394	8.0%	$9,243	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	$13,971	15.1%	$5,546	6.0%	$7,394	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$13,971	15.1%	$4,159	4.5%	$6,008	6.5%

Tier I Leverage Capital (to Average Total Assets)	$13,971	11.3%	$4,933	4.0%	$6,166	5.0%

As of December 31, 2016
Total Capital (to Risk-Weighted Assets)	$13,943	17.6%	$6,327	8.0%	$7,908	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	$12,954	16.4%	$4,745	6.0%	$6,327	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$12,954	16.4%	$3,559	4.5%	$5,140	6.5%

Tier I Leverage Capital (to Average Total Assets)	$12,954	12.9%	$4,024	4.0%	$5,030	5.0%

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period. At December 31, 2017, dividends available for dividend declaration without prior regulatory approval totaled $520,000.

Note 11:     Related Party Transactions

At December 31, 2017 and 2016, the Company had loans outstanding to executive officers, directors and their affiliates (related parties), in the amount of approximately $2.1 million and $2.4 million, respectively. During the year ended December 31, 2017 and 2016, loans originated to related parties totaled $400,000 and $$600,000, and principal repayments from related parties totaled $670,000 and $600,000, respectively.

At December 31, 2017 and 2016, the Company had deposits from certain officers, directors and other related interests totaling approximately $437,000 and $694,000, respectively.

Note 12:     Employee Benefits

The Company has an agreement to provide partial reimbursement of medical coverage expenses for the former executive officers. The liability recorded under these agreements was $160,000 and $167,000 at December 31, 2017 and 2016, respectively. The Company recognized no expense for these agreements during the year ended December 31, 2017 and $48,000 for the year ended December 31, 2016.

During 2015, the Company entered into a salary continuation agreement with the Company’s President that provides supplemental retirement benefits. The Company will contribute a total of $150,000 to the plan over a five year period that will be paid out over a 15 year period upon retirement. The funds will accrue interest at a rate of 4.50%. The Company has accrued $66,000 and recognized expense for this plan totaling $22,000 during the year ended December 31, 2017.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Company maintained participation in the Plan for the years ended December 31, 2017 and 2016. The Employee Identification Number (EIN) is 13-5645888 and the three-digit plan number is 333. The Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code 413(c). There are no collective bargaining agreements in place that require contributions to the Plan. The Company has frozen this Plan effective 2011. The Plan is administered by the trustees of the Financial Institutions Retirement Fund. Plan contributions and expense were approximately $73,000 and $66,000, for the years ended December 31, 2017 and 2016, respectively. The Company’s funded status in the Plan at December 31, 2017 and 2016 was approximately 97.20% and 97.15%, respectively.

Total contributions made to the Pentegra DB Plan as reported on the Form 5500, equal $153.2 million and $163.1 million for the plan years ended June 30, 2016 and 2015, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees attain eligibility in the 401(k) plan upon completing one year of service and being 21 years of age or older. Employees may contribute amounts, up to the federal limitations, of their compensation with the Company matching 3% of the employee’s total contributions. Employer contributions charged to expense were $34,000 and $19,000, for the years ended December 31, 2017 and 2016, respectively.

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. The ESOP acquired 55,728 shares of the Company’s common stock in the conversion. During the years ended December 31, 2017 and 2016, a total of 2,975 and 2,732 shares, respectively, were allocated to ESOP plan participants, leaving 47,235 unallocated shares in the ESOP at December 31, 2017. Compensation expense related to the ESOP was $45,000 and $29,000 for the years ended December 31, 2017 and 2016, respectively.

The stock price at the formation date was $10.00. The aggregate fair value of the 47,235 unallocated shares was $912,000 based on the $19.30 closing price of the common stock on December 31, 2017.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. At December 31, 2017 and 2016, the fair value of these shares was $160,000 and $73,000, respectively. There are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.

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

Stock Options

The table below represents the stock option activity for the period shown:

Remaining
		Weighted-average	contractual
	Options	exercise price	life (years)

Options outstanding at January 1, 2017	-	$-	-

Granted	60,080	14.09	10.0

Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Options outstanding at December 31, 2017	60,080	14.09	9.5

As of December 31, 2017, the Company had $165,000 of unrecognized compensation expense related to stock options.  The cost of stock options will be amortized over the five-year vesting period.  The aggregate grant date fair value of the stock options granted in 2017 was $2.87 per share.  The Company recognized $18,000 of compensation expense related to the stock options granted for the year ended December 31, 2017.

The fair value of the Company's stock options granted in 2017 of $3.06 per share was determined using the Black-Scholes option pricing formula.  The following assumptions were used in the formula:

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

The table below presents the restricted stock award activity for the period shown:

Weighted-average
	Restricted	grant date
	stock awards	fair value

Non-vested at January 1, 2017	-	$-

Granted	22,931	14.09
Vested	-	-
Forfeited	-	-

Nonvested at December 31, 2017	22,931	$14.09

As of December 31, 2017, the Company had $291,000 of unrecognized compensation expense related to restricted shares.  The cost of the restricted shares will be amortized over the five-year vesting period.  The Company recognized $32,000 expense related to the restricted shares during the year ended December 30, 2017.

Note 13:     Earnings (Loss) Per Share

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

Calculations of earnings (loss) per share for the years ended December 31, 2017 are as follows:

	Year Ended December 31, 2017
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$688

Basic earnings per share		647,472	$1.06

Effect of dilutive securities
Restricted stock awards and stock options		2,868

Diluted earnings per share		650,340	$1.06

Loss per share for the year ended December 31, 2016 was $0.83, calculated using 696,600 average shares issued, less 52,353 unallocated average shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at December 31, 2016.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

At December 31, 2017, the Company had outstanding commitments to originate loans aggregating approximately $1.3 million, comprised of fixed-rate loans, with interest rates ranging from 3.875% to 4.875%. At December 31, 2017, the Company had commitments under undisbursed construction loans totaling $498,000 and commitments under commercial and consumer lines of credit totaling $6.7 million and $3.8 million, respectively.

At December 31, 2016, the Company had outstanding commitments to originate loans aggregating approximately $670,000, comprised of fixed-rate loans, with interest rates ranging from 3.5% to 4.5%. In addition, at December 31, 2016, the Company had commitments under undisbursed construction loans totaling $1.8 million and commitments under commercial and consumer lines of credit totaling $5.5 million and $3.8 million, respectively.

The Company had commitments under outstanding financial standby letters of credit totaling $169,000 and $219,000 at December 31, 2017 and 2016, respectively.

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at December 31, 2017 and 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2017
Impaired loans	$-	$-	$-	$-

December 31, 2016
Impaired loans	$232	$-	$-	$232

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

 Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
December 31, 2017
Financial assets
Cash and due from banks	$1,085	$1,085	$1,085	$-	$-
Interest-earning demand deposits	2,997	2,997	2,997	-	-
Federal funds sold	11,711	11,711	11,711	-	-
Interest-earning time deposits in banks	744	744	-	744	-
Loans and loans held for sale, net	100,746	100,273	-	-	100,273
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	267	267	-	267	-
Servicing rights	937	937	-	-	937
Financial liabilities
Deposits	101,688	101,603	61,767	39,836	-
Advances from the Federal Home Loan Bank	9,027	9,024	-	9,024	-
Accrued interest payable	30	30	-	30	-

December 31, 2016
Financial assets
Cash and due from banks	$1,419	$1,419	$1,419	$-	$-
Interest-earning demand deposits	8,438	8,438	8,438	-	-
Interest-earning time deposits in banks	992	992	-	992	-
Loans, net	83,008	83,538	-	-	83,538
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	203	203	-	203	-
Servicing rights	483	483	-	-	483
Financial liabilities
Deposits	76,841	77,104	45,080	32,024	-
Federal funds purchased	1,000	1,000	1,000	-	-
Advances from the Federal Home Loan Bank	10,027	11,127	1,000	10,127	-
Accrued interest payable	7	7	-	7	-

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Due from Banks and Interest-bearing Demand Deposits

The carrying amount approximates fair value.

Interest-earning Time Deposits in Banks

The carrying amount approximates fair value.

Federal Funds Sold

The carrying amount approximates fair value.

Loans and Loans Held for Sale

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of loan commitments was not material at December 31, 2017 and 2016.

Note 16:     Recent Accounting Pronouncements

FASB ASU 2014‑09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects   to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016 the FASB issued ASU 2016‑08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016‑10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016‑12, “Narrow‑Scope Improvements and Practical Expedients,” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

As an emerging growth company, these amendments are effective for annual reporting periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09.    The Company is continuing to evaluate the impact of adopting ASU 2014-09, but does not expect the impact to have a material impact on the Company’s financial position or results of operation.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The amendments in this update are effective, as to the Company, for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management adopted ASU No. 2016-01 effective January 1, 2018, without a material impact on the Company’s results of operations or financial position.

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

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

FASB ASU 2016‑09 Share‑Based Payments.

In March 2016, the FASB issued ASU 2016‑09 “Share‑Based Payments.” The guidance in this ASU simplifies several aspects of the accounting for share‑based payment award transactions, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one‑time election to switch from measuring all liability‑classified awards at fair value to measuring them at intrinsic value.

For emerging growth companies, the amendments are effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018.  Management does not expect to make material changes to its accounting for share-based payments and implementation of ASU 2016-09 is not expected to have a material effect on the Company’s financial position and results of operations.  Additionally, Merchants share-based compensation plan awards have been classified as equity awards, whereby available elections to switch to intrinsic value measurement do not apply.

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

December 31, 2017 and 2016

Note 18:     Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of New Bancorp, Inc.:

Condensed Balance Sheets
December 31, 2017 and 2016
	2017	2016
	(In thousands)
Assets

Cash	$1,376	$1,615
Investment in Bank subsidiary	13,980	12,955

Total assets	$15,356	$14,570

Liabilities and Shareholders' Equity

Liabilities	$4	$1

Redeemable common stock held by ESOP	160	73

Shareholders' equity less maximum cash obligation related to ESOP shares	15,192	14,496

Total liabilities and shareholders' equity	$15,356	$14,570

New Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Condensed Statement of Operations
For the Years Ended December 31, 2017 and 2016

	2017	2016
	(In thousands)
Income
Interest income	$19	$18
Equity in net income (loss) of Bank subsidiary	988	(295)

Expenses
General and administrative expenses	319	257
Total expenses	319	257

Net income (loss)	$688	$(534)

Condensed Statement of Cash Flows
For the Years Ended December 31, 2017 and 2016

	2017	2016
	(In thousands)
Operating activities
Net income (loss)	$688	$(534)
Other adjustments	61	21
Items not requiring cash:
Equity in net (income) loss of Bank subsidiary	(988)	295
Net cash used in operating activities	(239)	(218)

Net change in cash	(239)	(218)
Cash at beginning of year	1,615	1,833

Cash at end of year	$1,376	$1,615

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Bancorp, Inc.

Date: April 2, 2018	By:	/s/ Richard C. Sauerman
Richard C. Sauerman President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard C. Sauerman	President, Chief Executive Officer and Director (Principal	April 2, 2018
Richard C. Sauerman	Executive Officer)

/s/ Shawna L. Zawada	Chief Financial Officer and Sr.	April 2, 2018
Shawna L. Zawada	Vice President

/s/ Jeffrey L. Vickers	Director	April 2, 2018
Jeffrey L. Vickers

/s/ Dale A. Parkison	Director	April 2, 2018
Dale A. Parkison

/s/ Ralph R. Sommerfeld	Director	April 2, 2018
Ralph R. Sommerfeld

/s/ Robert P. Rose	Director	April 2, 2018
Robert P. Rose