Form 10-Q
period 2018-03-31
New Bancorp, Inc.
filed 2018-05-15
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company) Emerging growth company [X]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

As of May 15, 2018, the latest practicable date, 719,531 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

Part I – Financial Information

Item 1  Financial Statements

New Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2018 (Unaudited) and December 31, 2017

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets

Cash and due from banks	$1,316	$1,085
Interest-earning demand deposits	1,826	2,997
Federal funds sold	12,946	11,711
Cash and cash equivalents	16,088	15,793

Interest-earning time deposits in banks	744	744
Loans held for sale	-	3,234
Loans, net of allowance for loan losses of $1,074 and $1,123 at March 31, 2018 and December 31, 2017, respectively	95,179	97,512
Premises and equipment	1,866	1,894
Federal Home Loan Bank stock	468	468
Accrued interest receivable	245	267
Bank owned life insurance	5,631	5,589
Servicing rights	1,074	937
Prepaid expenses and other assets	199	441

Total assets	$121,494	$126,879

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$34,430	$37,025
Savings and money market accounts	26,368	24,742
Time	34,607	39,921

Total deposits	95,405	101,688

Borrowings	9,027	9,027
Other liabilities	1,444	812

Total liabilities	105,876	111,527

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	171	160
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 4,000,000 shares authorized, 719,531 shares issued and outstanding	7	7
Additional paid-in capital	5,853	5,827
Unearned ESOP shares	(472)	(472)
Retained earnings	10,230	9,990
Total shareholders' equity	15,618	15,352
Less maximum cash obligation related to ESOP shares	(171)	(160)
Total shareholders' equity less maximum cash obligation related to ESOP shares	15,447	15,192
Total liabilities and shareholders' equity	$121,494	$126,879

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

(In thousands)

	Three months ended March 31,
	2018	2017
Interest Income
Loans	$1,161	$931
Interest-bearing deposits	55	18

Total interest income	1,216	949
Interest Expense
Deposits	216	166
Borrowings	40	39

Total interest expense	256	205

Net Interest Income	960	744

Provision (Credit) for Loan Losses	(50)	-

Net Interest Income After Provision (Credit) for Loan Losses	1,010	744

Noninterest Income
Service charges and fees	82	66
Gain on sale of loans	382	214
Gain on sale of foreclosed real estate, net	-	29
Income from bank owned life insurance	42	42
Loan servicing fees, net	1	14
Other operating	9	11

Total noninterest income	516	376

Noninterest Expense
Salaries and employee benefits	692	630
Occupancy and equipment	96	95
Data processing fees	123	114
FDIC insurance premiums	19	8
Insurance premiums	10	10
Professional services	165	121
Impairment losses and expenses of foreclosed real estate	-	9
Other	181	152

Total noninterest expense	1,286	1,139

Net Income (Loss)	$240	$(19)

Earnings (loss) per share - basic	$0.37	$(0.03)
Earnings (loss) per share - diluted	$0.36	$(0.03)
Weighted-average shares basic	649,365	647,142
Weighted-average shares diluted	671,255	647,142

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018 (Unaudited)

(In thousands)

					Maximum Cash
		Additional	Unearned		Obligation
	Common	Paid-in	ESOP	Retained	Related to
	Stock	Capital	Shares	Earnings	ESOP Shares	Total

Balance at January 1, 2018	$7	$5,827	$(472)	$9,990	$(160)	$15,192

Compensation expense related to restricted shares	-	16	-	-	-	16

Compensation expense related to stock options	-	10	-	-	-	10

Change related to ESOP shares	-	-	-	-	(11)	(11)

Net income for the period	-	-	-	240	-	240

Balance at March 31, 2018	$7	$5,853	$(472)	$10,230	$(171)	$15,447

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$240	$(19)
Items not requiring (providing) cash
Depreciation and amortization	69	55
Credit for loan losses	(50)	-
Deferred loan origination fees, costs, premiums, discounts, net	(3)	(3)
Gain on sale of loans	(382)	(214)
Proceeds from sales of loans originated for sale	7,562	1,444
Loans originated for sale	(4,109)	(3,597)
Gain on sale of foreclosed real estate	-	(29)
ESOP shares earned	-	10
Compensation expense related to stock benefit plans	26	-
Increase in cash surrender value of life insurance	(42)	(42)
Changes in
Accrued interest receivable	22	(18)
Prepaid expenses and other assets	242	(2,519)
Other liabilities	632	281

Net cash provided by (used in) operating activities	4,207	(4,651)

Investing Activities
Net change in loans	2,386	(1,411)
Purchase of premises and equipment	(15)	(6)
Proceeds from sale of foreclosed assets	-	54

Net cash provided by (used in) investing activities	2,371	(1,363)

Financing Activities
Net increase (decrease) in deposits	(6,283)	12,617
Net change in federal funds purchased	-	(1,000)

Net cash provided by (used in) financing activities	(6,283)	11,617

Increase in Cash and Cash Equivalents	295	5,603

Cash and Cash Equivalents, Beginning of Year	15,793	9,857

Cash and Cash Equivalents, End of Year	$16,088	$15,460

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$275	$200

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying condensed consolidated balance sheet of New Bancorp, Inc. (the Company) as of December 31, 2017, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2017 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2018 herein, are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended March 31, 2018 and December 31, 2017, include New Bancorp, Inc. and its wholly-owned subsidiary the New Buffalo Savings Bank “the Bank”, together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation. The conversion to stock form, including the formation of New Bancorp, Inc., was completed on October 19, 2015.

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

The Company had no investment securities at March 31, 2018 and December 31, 2017. The Company had no sales of investment securities during the three month periods ended March 31, 2018 and 2017.

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

Classes of loans at March 31, 2018 and December 31, 2017 include:

	March 31,	December 31,
	2018	2017
	(In thousands)
Real estate loans
Residential	$39,462	$41,474
Commercial	46,421	45,623
Construction and land	10,622	10,746
Commercial business	565	909
Consumer and other	553	557

Total loans	97,623	99,309

Less:
Net deferred loan fees, premiums and discounts	(316)	(176)
Undisbursed loans in process	(1,054)	(498)
Allowance for loan losses	(1,074)	(1,123)

Net loans	$95,179	$97,512

Residential Real Estate: The residential real estate loans are generally secured by owner-occupied 1-4 family residences. The Bank’s portfolio of home equity loans totaled $4.6 million and $4.8 million at March 31, 2018 and December 31, 2017, respectively, the preponderance of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 and the recorded investment in loans and impairment method as of March 31, 2018 and December 31, 2017:

	For the Three Months Ended March 31, 2018 (Unaudited)
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, January 1, 2018	$540	$484	$76	$15	$8	$1,123
Provision (credit) for loan losses	(53)	57	(48)	1	(7)	(50)
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	1	-	1

Balance, March 31, 2018	$487	$541	$28	$17	$1	$1,074

	For the Three Months Ended March 31, 2017 (Unaudited)

Balance, January 1, 2017	$656	$326	$72	$4	$5	$1,063
Provision for loan losses	(66)	39	6	18	3	-
Charge-offs	(12)	-	-	(9)	-	(21)
Recoveries	-	-	-	-	-	-

Balance, March 31, 2017	$578	$365	$78	$13	$8	$1,042

	For the Three Months Ended March 31, 2018 (Unaudited)
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$487	$541	$28	$17	$1	$1,074

Loans:
Ending balance	$39,462	$46,421	$10,622	$565	$553	$97,623

Ending balance; individually evaluated for impairment	$2,173	$39	$2,486	$-	$-	$4,698

Ending balance; collectively evaluated for impairment	$37,289	$46,382	$8,136	$565	$553	$92,925

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

	December 31, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$545	$480	$76	$15	$7	$1,123

Loans:
Ending balance	$41,474	$45,623	$10,746	$909	$557	$99,309

Ending balance; individually evaluated for impairment	$2,294	$33	$2,312	$-	$-	$4,639

Ending balance; collectively evaluated for impairment	$39,180	$45,590	$8,434	$909	$557	$94,670

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Loss: These are loans that represent near term charge-offs. Loans classified as loss are considered uncollectible and of such little value that it is not desirable to continue carrying them as assets on the Bank’s financial statements, even though partial recovery may be possible at some future time.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$37,721	$45,934	$9,558	$526	$553	$94,292
Special mention/Watch	86	-	-	-		86
Substandard	1,655	487	1,064	39	-	3,245
Doubtful	-	-	-	-	-	-

Total	$39,462	$46,421	$10,622	$565	$553	$97,623

	December 31, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$39,639	$45,136	$9,839	$876	$557	$96,047
Special mention/Watch	48	-	-	-	-	48
Substandard	1,787	487	907	33	-	3,214
Doubtful	-	-	-	-	-	-

Total	$41,474	$45,623	$10,746	$909	$557	$99,309

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$207	$13	$389	$609	$38,853	$39,462	$-
Commercial	-	-		-	46,421	46,421	-
Construction and land	-	-	-	-	10,622	10,622	-
Commercial business	-	-	-	-	565	565	-
Consumer	-	-	-	-	553	553	-
	.
Total	$207	$13	$389	$609	$97,014	$97,623	$-

	December 31, 2017
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$73	$196	$-	$269	$41,205	$41,474	$-
Commercial	-	-	-	-	45,623	45,623	-
Construction and land	-	-	-	-	10,746	10,746	-
Commercial business	-	-	-	-	909	909	-
Consumer	-	-	-	-	557	557	-

Total	$73	$196	$-	$269	$99,040	$99,309	$-

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017:

	As of			As of and for the three months ended
	March 31, 2018			March 31, 2018		March 31, 2017
		Unpaid		Average Balance of	Interest	Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized	Impaired Loans	Income Recognized
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$2,173	$2,322	$-	$2,186	$8	$2,510	$37
Commercial	39	39	-	36	-	528	7
Construction and land	2,486	2,503	-	2,399	19	1,713	25
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$4,698	$4,864	$-	$4,621	$27	$4,751	$69

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of December 31, 2017:

As of and for the year ended December 31, 2017
		Unpaid		Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$2,294	$3,748	$-	$2,166	$43
Commercial	33	33	-	35	2
Construction and land	2,312	1,014	-	1,799	90
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-
Commercial	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-

Totals	$4,639	$4,795	$-	$4,000	$135

The following table presents the Company’s nonaccrual loans at March 31, 2018 and December 31, 2017. The table excludes performing troubled debt restructurings.

	March 31,	December 31,
	2018	2017
	(In thousands)

Real estate loans
Residential	$1,608	$1,629
Commercial	-	-
Construction and land	887	728
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$2,495	$2,357

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

At March 31, 2018 (unaudited) and December 31, 2017, the Company had certain loans that were modified in troubled debt restructurings (TDRs) and impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date or a reduction of the stated interest rate.

During the three months ended March 31, 2018 and 2017, there were no new loan modifications classified as TDRs.

The Company had no TDRs modified in the twelve months ended March 31, 2018 and 2017 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The Company had no foreclosed real estate held for sale at March 31, 2018 and December 31, 2017.

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

At March 31, 2018 and December 31, 2017, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

Basel III was effective for the Company on January 1, 2015. Basel III requires the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Company must hold a capital conservation buffer above the adequately capitalized common equity Tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. Under Basel III, the Company and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Management believes, as of March 31, 2018 (unaudited) and December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2018 (unaudited) and December 31, 2017, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2018
Total Capital (to Risk-Weighted Assets)	$15,405	16.7%	$7,377	8.0%	$9,221	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	$14,331	15.5%	$5,533	6.0%	$7,377	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$14,331	15.5%	$4,150	4.5%	$5,994	6.5%

Tier I Leverage Capital (to Average Total Assets)	$14,331	11.7%	$4,882	4.0%	$6,103	5.0%

As of December 31, 2017
Total Capital (to Risk-Weighted Assets)	$15,094	16.3%	$7,394	8.0%	$9,243	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	$13,971	15.1%	$5,546	6.0%	$7,394	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$13,971	15.1%	$4,159	4.5%	$6,008	6.5%

Tier I Leverage Capital (to Average Total Assets)	$13,971	11.3%	$4,933	4.0%	$6,116	5.0%

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Nonrecurring Measurements

The Company had no assets measured at fair value on a non-recurring basis for the periods ending March 31, 2018 and December 31, 2017.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
March 31, 2018
Financial assets
Cash and due from banks	$1,316	$1,316	$1,316	$-	$-
Interest-earning demand deposits	1,826	1,826	1,826	-	-
Federal funds sold	12,946	12,946	12,946
Interest-earning time deposits in banks	744	744	-	744	-
Loans and loans held for sale, net	95,179	94,328	-	-	94,328
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	245	245	-	245	-
Servicing rights	1,074	1,074	-	-	1,074
Financial liabilities
Deposits	95,405	93,585	59,234	34,351	-
Advances from the Federal Home Loan Bank	9,027	8,977	-	8,977	-
Accrued interest payable	11	11	-	11	-

December 31, 2017
Financial assets
Cash and due from banks	$1,085	$1,085	$1,085	$-	$-
Interest-earning demand deposits	2,997	2,997	2,997	-	-
Federal funds sold	11,711	11,711	11,711	-	-
Interest-earning time deposits in banks	744	744	-	744	-
Loans and loans held for sale, net	100,746	100,273	-	-	100,273
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	267	267	-	267	-
Mortgage servicing rights	937	937	-	-	937
Financial liabilities
Deposits	101,688	101,603	61,767	39,836	-
Advances from the Federal Home Loan Bank	9,027	9,024	-	9,024	-
Accrued interest payable	30	30	-	30	-

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

As an emerging growth company, these amendments are effective for annual reporting periods beginning after December 31, 2018, and for interim periods within annual periods beginning after December 15, 2019. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09. The Company is continuing to evaluate the impact of adopting ASU 2014-09, but does not expect the impact to have a material impact on the Company’s financial position or results of operations.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  The amendments in ASU 2016-01 are effective, as to the Company, for fiscal years beginning after December 15, 2018..

Management does not expect the adoption of ASU 2016-01 to have a material impact on the Company's financials position or results of operations.

FASB ASU 2016-02, Leases

In February 2016 the FASB issued ASU 2016-02, “Leases”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

FASB ASU 2016-09, Share-Based Payments.

In March 2016, the FASB issued ASU 2016-09 “Share-Based Payments.” The guidance in this ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value.

For emerging growth companies, the amendments are effective for annual periods beginning after December 15, 2017 and interim periods beginning after December 31, 2018. Management does not expect to make material changes to its accounting for share-based payments and implementation of ASU 2016-09 is not expected to have a material impact on the Company’s financial position and results of operations. Additionally, the Company’s share-based compensation plan awards have been classified as equity awards, whereby available elections to switch to intrinsic value measurement do not apply.

FASB ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. The amendments in this Update replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU No. 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required. ASU No. 2016-13 is effective, as to the Company, for years beginning after December 15, 2019, and interim periods within those years. Management expects that the implementation of ASU No. 2016-13 may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company's results of operations and financial position.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7:	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for basic and diluted EPS calculations until they are committed to be released.

Basic weighted-average shares outstanding for the three months ended March 31, 2018 and 2017, represent 696,600 average shares issued, less 47,235 and 49,458 unallocated average shares held by the ESOP for each respective period. The Company had  dilutive or potentially dilutive securities at March 31, 2018 and none at March 31, 2017.

Calculations of earnings per share for the three month period ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018
		Weighted-
	Net	Average	Per Share
	Income	Shares	Amount
	(In thousands)

Net income	$240

Basic earnings per share		649,365	$0.37

Effect of dilutive securities
Stock options		12,099
Restricted stock awards		9,791

Diluted earnings per share		671,255	$0.36

Note 8:	Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $15,000 and $10,000 for the three month periods ended March 31, 2018 and 2017, respectively.

The stock price at the formation date was $10.00. The aggregate fair value of the 47,235 unallocated shares was $973,000 based on the $20.60 closing price of our common stock on March 31, 2018.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

Stock Options

The table below represents the stock option activity for the three months ended March 31, 2018:

Remaining
		Weighted-average	contractual
	Options	exercise price	life (years)

Options outstanding at January 1, 2018	60,080	$14.09	9.5
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Options outstanding at March 31, 2018	60,080	$14.09	9.3

As of March 31, 2018, the Company had $156,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized over the five-year vesting period. The aggregate grant date fair value of the stock options granted in 2017 was $2.87 per share. The Company recognized $10,000 of compensation expense related to the stock options granted for the three months ended March 31, 2018.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Restricted Shares

Restricted shares are accounted for as fixed grants using the fair value of the Company's stock at the time of the grant. Unvested restricted shares may not be disposed of or transferred during the vesting period.

The table below presents the restricted stock award activity for the period shown:

Weighted-average
	Restricted	grant date
	stock awards	fair value

Non-vested at January 1, 2018	22,931	$14.09
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2018	22,931	$14.09

As of March 31, 2018, the Company had $275,000 of unrecognized compensation expense related to restricted shares. The cost of the restricted shares will be amortized over the five-year vesting period. The Company recognized $16,000 expense related to the restricted shares during the three months ended March 31, 2018.

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

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 30, 2018 and results of operations for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in New Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange on April 2, 2018.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets. Total assets were $121.5 million at March 31, 2018, a decrease of $5.4 million, or 4.2%, compared to $126.9 million at December 31, 2017. The decrease was due primarily to a decrease of $5.6 million in loans and loans held for sale.

Loans, net. Loans, net, including loans held for sale, decreased $5.6 million, or 5.5%, to $95.2 million at March 31, 2018 from $100.7 million at December 31, 2017. During the three months ended March 31, 2018, we originated $5.5 million of loans, consisting primarily of $3.0 million of commercial real estate loans, $2.5 million of one-to four-family residential, and sold $7.6 million of loans. During the three months ended March 31, 2018, one- to four-family residential real estate loans decreased $2.0 million, or 4.9%, to $39.5 million at March 31, 2018, from December 31, 2017, while commercial real estate loans, including loans held for sale, decreased $2.4 million, or 5.0%, to $46.4 million at March 31, 2018.

It is the Banks' strategy to grow and diversify our loan portfolio, with an emphasis on increasing both commercial and residential loans. During 2016 the Company began to originate Small Business Administration (SBA) loans and increased its focus on commercial real estate loans, which represented a change from its historical focus on residential loans. Commercial loan originations during the three months ended March 31, 2018 included commercial real estate loans and commercial loans guaranteed by the SBA’s 7(a) program. These SBA loans are subsequently sold, with servicing retained. We intend to continue to increase commercial lending, including SBA loans, in future periods. The Bank also engages in a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. The Bank primarily sells loans on a servicing retained basis, in transactions with the Federal Home Loan Bank of Indianapolis, through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (FHLMC). Management intends to continue loan sales activity in future periods.

Bank Owned Life Insurance. At March 31, 2018, our investment in bank owned life insurance was $5.6 million, an increase of $42,000 over the balance at December 31, 2017. We invested in bank owned life insurance to provide us with a funding offset for certain benefit plan obligations. While these benefit plans have been terminated and the obligations have been paid, bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital. The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits. Deposits decreased $6.3 million, or 6.2%, to $95.4 million at March 31, 2018 from $101.7 million at December 31, 2017. Our core deposits decreased $969,000, or 1.6%, to $60.8 million at March 31, 2018 from $61.8 million at December 31, 2017. Certificates of deposit decreased $5.3 million, or 13.3%, to $34.6 million at March 31, 2018 from $39.9 million at December 31, 2017. During 2016, the Company implemented a strategy designed to promote growth in core deposits. Specifically the Company began to offer demand and savings accounts using the Kasasa program. The Kasasa program introduced interest-bearing demand accounts, and provides tiered interest rates in relation to customer activities, such as estatements and debit card swipes.

While the Bank is continually seeking growth in deposits, with an emphasis on core deposits, management has also elected to add certain listing service certificates of deposit to fund loan growth. These listing service deposits in certificates totaled $7.4 million and $11.7 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 maturities of these accounts ranged from less than one year to greater than three years and the average cost was 1.62%.   Additionally, at March 31, 2018, the Company held $2.4 million of brokered certificates of deposit with maturities ranging from less than one year to 2 years at an average cost of 1.93%, compared to $3.0 million as of December 31, 2017 at an average cost of 1.67%. An additional listing service was added during 2017 for money market accounts which totaled $9.0 million at March 31, 2018.  Management intends to continue to focus its efforts on increasing core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings. Federal Home Loan Bank advances totaled $9.0 million at both March 31, 2018 and December 31, 2017. The aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.76% at March 31, 2018, compared to the Bank’s cost of deposits of 0.97% at that date.

Total Equity. Total equity increased $266,000, or 1.7%, to $15.6 million at March 31, 2018 compared to December 31, 2017. The increase resulted primarily from the net income of $240,000 during the three months ended March 31, 2018.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income for the three months ended March 31, 2018 was $240,000, compared to a net loss of $19,000 for the three months ended March 31, 2017. This $259,000 increase was due primarily to a $216,000 increase in net interest income, a $140,000 increase in noninterest income and a $50,000 credit provision for loan losses, which were partially offset by a $147,000 increase in noninterest expense.

Interest Income. Interest income increased $267,000, or 28.1%, to $1.2 million for the three months ended March 31, 2018 from $949,000 for the three months ended March 31, 2017. This increase was primarily attributable to a $230,000 increase in interest on loans receivable, and a $37,000 increase in interest on other interest-earning deposits. The average balance of loans during the three months ended March 31, 2018 increased $6.1 million, or 7.1%, to $92.1 million from $86.0 million for the three months ended March 31, 2017, while the average yield on loans increased thirty basis points to 4.62%. The average balance of other interest-earning deposits, including certificates of deposit in other banks and federal funds sold increased $14.4 million to $16.0 million for the three months ended March 31, 2018 from $1.6 million for the three months ended March 31, 2017.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense. Total interest expense increased $51,000, or 24.9%, to $256,000 for the three months ended March 31, 2018 from $205,000 for the three months ended March 31, 2017. Interest expense on deposits increased $50,000, or 30.1%, to $216,000 for the three months ended March 31, 2018 from $166,000 for the three months ended March 31, 2017. The increase was primarily due to an increase in the average balance of deposits of $3.6 million, while the average cost of deposits increased nine basis points to 0.97%. Interest expense on borrowings increased $1,000, or 2.6%, to $40,000 for the three months ended March 31, 2018 from $39,000 for the three months ended March 31, 2017, The increase was due primarily to a increase in the average cost of these advances to 1.77% for the three months ended March 31, 2018 compared to 1.56% for the three months ended March 31, 2017.

Net Interest Income. Net interest income increased $216,000, or 29.0%, to $960,000 for the three months ended March 31, 2018 compared to $744,000 for the three months ended March 31, 2017. The increase was due primarily to the overall growth in interest earning assets period to period, while our interest rate spread decreased 10 basis points, to 3.28% for the three months ended March 31, 2018 from 3.38% for the three months ended March 31, 2017. Our net interest margin increased to 3.40% for the three months ended March 31, 2018 from 3.39% for the three months ended March 31, 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded a $50,000 credit provision for loan losses for the three months ended March 31, 2018, compared to no provision recorded for the three months ended March 31, 2017. The allowance for loan losses was $1.1 million, or 1.13% of total loans, at March 31, 2018, compared to $1.0 million, or 1.16% of total loans, at March 31, 2017. The reduction in the provision for loan losses was predicated upon the overall decrease in total loans. Total nonperforming loans were $2.5 million at March 31, 2018 which includes a relationship totaling $1.8 million that was moved to non accrual in the fourth quarter ending December 31, 2017, compared to $617,000 at March 31, 2017. The loans making up the $1.8 million relationship are current as to payments and management believes these loans to be adequately collateralized with no loss expected.  Classified (substandard, doubtful and loss) loans were $3.2 million at March 31, 2018 and $3.7 million at March 31, 2017, and total loans past due greater than 30 days were $609,000 and $586,000 at those respective dates.

We had net recoveries of $1,000 during the three months ended March 31, 2018 and net charge offs of $21,000 for the three months ended March 31, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 43.1% at March 31, 2018 compared to 168.9% at March 31, 2017.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $140,000, or 37.2%, to $516,000 for the three months ended March 31, 2018 from $376,000 for the three months ended March 31, 2017. The increase was primarily due to an increase of $168,000 in gains on sales of loans, which was partially offset by a $29,000 nonrecurring gain on sale of foreclosed real estate realized in the three months ended March 31, 2017. The gain on sales of loans amounted to $382,000 during the three months ended March 31, 2018, compared to $214,000 in the year earlier period, due primarily to an increase in the volume of SBA loan sales.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense increased $147,000, or 12.9%, to $1.3 million for the three months ended March 31, 2018 compared to $1.1 million for the three months ended March 31, 2017. The increase was due primarily to a $62,000, or 9.8%, increase in salaries and employee benefits, an increase of $44,000, or 36.4%, in professional fees, and an increase in other expense of $29,000 or 19.1%. The increase in salaries and employee benefits was due primarily increased costs related to employee benefits, including healthcare, ESOP expense, and the Equity Incentive Plan. The increase in professional fees was due primarily to a process improvement expert to assist in finding efficiency’s in operations of the Company.

Income Taxes. The Company did not record a income tax provision during either of the three month periods ended March 31, 2018 and 2017. The income tax provision was affected by the full impairment valuation allowance recorded on the Company’s net deferred tax assets in both 2018 and 2017. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both March 31, 2018 and 2017. The Bank has a total valuation allowance on its net deferred tax assets of $2.6 million at March 31, 2018. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $4.2 million and $(4.7 million) for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable was $2.4 million and $(1.4 million) for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by financing activities, which is comprised of net change in deposits, was $(6.3 million) and $11.6 million for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $14.3 million, or 11.7% of adjusted average assets, which is above the required level of $4.9 million or 4.0%; total risk-based capital of $15.4 million, or 16.7% of risk-weighted assets, which is above the required level of $7.4 million, or 8.0%; and common equity Tier 1 capital of $14.3 million, or 15.5% of risk-weighted assets, which is above the required level of $4.2 million, or 4.5% of risk-weighted assets. Accordingly, New Buffalo Savings Bank was categorized as well capitalized at March 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2018, we had $225,000 in outstanding commitments to originate loans and lines of credit of $11.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2018 totaled $18.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

New Bancorp, Inc.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

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

New Bancorp, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW BANCORP, INC.

Date: May 15, 2018	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: May 15, 2018	/s/ Shawna L. Zawada
Shawna L. Zawada
Chief Financial Officer