Form 10-Q
period 2018-06-30
New Bancorp, Inc.
filed 2018-08-14
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

YES [   ]     NO [X]

As of August 12, 2018, the latest practicable date, 719,531 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

Part I – Financial Information

Item 1  Financial Statements

New Bancorp, Inc.

Condensed Consolidated Balance Sheets

June 30, 2018 (Unaudited) and December 31, 2017

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
Assets

Cash and due from banks	$1,757	$1,085
Interest-earning demand deposits	3,439	2,997
Federal funds sold	12,269	11,711
Cash and cash equivalents	17,465	15,793

Interest-earning time deposits in banks	-	744
Loans held for sale	-	3,234
Loans, net of allowance for loan losses of $1,076, and $1,123 at June 30, 2018 and December 31, 2017, respectively	92,415	97,512
Premises and equipment	1,906	1,894
Federal Home Loan Bank stock	468	468
Accrued interest receivable	259	267
Bank owned life insurance	5,674	5,589
Servicing rights	1,144	937
Prepaid expenses and other assets	200	441

Total assets	$119,531	$126,879

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$33,322	$37,025
Savings and money market accounts	24,663	24,742
Time	35,254	39,921

Total deposits	93,239	101,688

Borrowings	9,027	9,027
Other liabilities	1,475	812

Total liabilities	103,741	111,527

Commitments and Contingencies	-	-

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	171	160

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 4,000,000 shares authorized, 719,531 shares issued and oustanding	7	7
Additional paid-in capital	5,878	5,827
Unearned ESOP shares	(472)	(472)
Retained earnings	10,377	9,990

Total shareholders' equity	15,790	15,352

Less maximum cash obligation related to ESOP shares	(171)	(160)
Total shareholders' equity less maximum cash obligation related to ESOP shares	15,619	15,192

Total liabilities and shareholders' equity	$119,531	$126,879

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income
Loans	$1,174	$1,051	$2,335	$1,982
Interest-bearing deposits	59	38	114	56

Total interest income	1,233	1,089	2,449	2,038

Interest Expense
Deposits	216	211	432	377
Borrowings	40	39	80	78

Total interest expense	256	250	512	455

Net Interest Income	977	839	1,937	1,583

Provision (Credit) for Loan Losses	-	31	(50)	31

Net Interest Income After Provision (Credit) for Loan Losses	977	808	1,987	1,552

Noninterest Income
Service charges and fees	93	107	175	173
Gain on sale of loans	284	725	666	939
Gain on sale of foreclosed real estate, net	-	1	-	30
Income from bank owned life insurance	43	43	85	85
Loan servicing fees (costs), net	(5)	13	(4)	27
Other operating	8	8	17	19

Total noninterest income	423	897	939	1,273

Noninterest Expense
Salaries and employee benefits	666	678	1,358	1,308
Occupancy and equipment	94	104	190	199
Data processing fees	123	130	246	244
Franchise taxes	18	30	18	30
FDIC insurance premiums	10	10	29	18
Insurance premiums	10	10	20	20
Professional services	135	130	300	251
Impairment losses and expenses of foreclosed real estate	-	4	-	13
Other	197	110	378	262

Total noninterest expense	1,253	1,206	2,539	2,345

Net Income	$147	$499	$387	$480

Earnings per share - basic	$0.23	$0.77	$0.60	$0.74
Earnings per share - diluted	$0.22	$0.77	$0.58	$0.74
Weighted-average shares basic	649,914	546,387	649,640	546,262
Weighted-average shares diluted	668,230	546,387	668,744	546,262

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2018 (Unaudited)

(In thousands)

					Maximum Cash
		Additional	Unearned		Obligation
	Common	Paid-in	ESOP	Retained	Related to
	Stock	Capital	Shares	Earnings	ESOP Shares	Total

Balance at January 1, 2018	$7	$5,827	$(472)	$9,990	$(160)	$15,192

Compensation expense related to restricted shares	-	33	-	-	-	33

Compensation expense related to stock options	-	18	-	-	-	18

Change related to ESOP shares	-	-	-	-	(11)	(11)

Net income for the period	-	-	-	387	-	387

Balance at June 30, 2018	$7	$5,878	$(472)	$10,377	$(171)	$15,619

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$387	$480
Items not requiring (providing) cash
Depreciation and amortization	140	74
Provision (credit) for loan losses	(50)	31
Deferred loan origination fees, costs, premiums, discounts, net	(15)	(5)
Gain on sale of loans	(666)	(939)
Proceeds from sales of loans originated for sale	12,514	13,129
Loans originated for sale	(8,874)	(12,539)
Loss on sale of foreclosed real estate	-	(30)
Compensation expense related to stock benefit and other plans	51	22
Increase in cash surrender value of life insurance	(85)	(85)
Changes in
Accrued interest receivable	8	(17)
Prepaid expenses and other assets	241	(14)
Other liabilities	663	625

Net cash provided by operating activities	4,314	732

Investing Activities
Net change in loans	5,162	(7,849)
Net change in interest-earning time accounts	744	248
Purchase of premises and equipment	(99)	(2)
Proceeds from sale of foreclosed assets	-	313

Net cash provided by (used in) investing activities	5,807	(7,290)

Financing Activities
Net increase (decrease) in deposits	(8,449)	18,671
Net change in federal funds purchased	-	(1,000)

Net cash provided by (used in) financing activities	(8,449)	17,671

Increase in Cash and Cash Equivalents	1,672	11,113

Cash and Cash Equivalents, Beginning of Period	15,793	9,857

Cash and Cash Equivalents, End of Period	$17,465	$20,970

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$509	$447

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:         Basis of Presentation

The accompanying condensed consolidated balance sheet of New Bancorp, Inc. (the Company) as of December 31, 2017, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2017 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2018, cash flows for the six months ended June 30, 2018 and 2017, and the results of operations for the three and six months ended June 30, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2018 herein, are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended June 30, 2018 and December 31, 2017, include New Bancorp, Inc. and its wholly-owned subsidiary the New Buffalo Savings Bank “the Bank”, together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation. The conversion to stock form, including the formation of New Bancorp, Inc., was completed on October 19, 2015.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2:        Securities

The Company had no investment securities at June 30, 2018 and December 31, 2017. The Company had no sales of investment securities during the six month periods ended June 30, 2018 and 2017.

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

Classes of loans at June 30, 2018 and December 31, 2017 include:

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Real estate loans
Residential	$36,384	$41,474
Commercial	47,922	45,623
Construction and land	9,036	10,746
Commercial business	952	909
Consumer and other	473	557

Total loans	94,767	99,309

Less:
Net deferred loan fees, premiums and discounts	(336)	(176)
Undisbursed loans in process	(940)	(498)
Allowance for loan losses	(1,076)	(1,123)

Net loans	$92,415	$97,512

Residential Real Estate: The residential real estate loans are generally secured by owner-occupied 1-4 family residences. The Bank’s portfolio of home equity loans totaled $4.1 million and $4.8 million at June 30, 2018 and December 31, 2017, respectively, the preponderance of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 and the recorded investment in loans and impairment method as of June 30, 2018 and December 31, 2017:

	For the Three Months Ended June 30, 2018
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance, April 1, 2018	$487	$541	$28	$17	$1	$1,074
Provision (credit) for loan losses	(47)	4	41	2	-	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	2	-	2

Balance, June 30, 2018	$440	$545	$69	$21	$1	$1,076

	For the Six Months ended June 30, 2018
Allowance for loan losses:
Balance, January 1, 2018	$540	$484	$76	$15	$8	$1,123
Provision (credit) for loan losses	(100)	61	(7)	3	(7)	(50)
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	3	-	3

Balance, June 30 , 2018	$440	$545	$69	$21	$1	$1,076

	For the Three Months Ended June 30, 2017
Allowance for loan losses:	(In thousands)
Balance, April 1, 2017	$578	$365	$78	$13	$8	$1,042
Provision for loan losses	(33)	64	(2)	2	-	31
Charge-offs	-	-	-	-	-	-
Recoveries	-	13	-	-	-	13

Balance, June 30, 2017	$545	$442	$76	$15	$8	$1,086

	For the Six Months Ended June 30, 2017
Allowance for loan losses:	(In thousands)
Balance, January 1, 2017	$656	$326	$72	$4	$5	$1,063
Provision for loan losses	(99)	112	4	11	3	31
Charge-offs	(12)	(9)	-	-	-	(21)
Recoveries	-	13	-	-	-	13

Balance, June 30. 2017	$545	$442	$76	$15	$8	$1,086

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

	At June 30, 2018
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$440	$545	$69	$21	$1	$1,076

Loans:
Ending balance	$36,384	$47,922	$9,036	$952	$473	$94,767

Ending balance; individually evaluated for impairment	$1,982	$38	$2,465	$-	$-	$4,485

Ending balance; collectively evaluated for impairment	$34,402	$47,884	$6,571	$952	$473	$90,282

	December 31, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$545	$480	$76	$15	$7	$1,123

Loans:
Ending balance	$41,474	$45,623	$10,746	$909	$557	$99,309

Ending balance; individually evaluated for impairment	$2,294	$33	$2,312	$-	$-	$4,639

Ending balance; collectively evaluated for impairment	$39,180	$45,590	$8,434	$909	$557	$94,670

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Pass	$34,466	$47,396	$7,919	$952	$473	$91,206
Special mention/Watch	291	-	-	-	-	291
Substandard	1,627	526	1,117	-	-	3,270
Doubtful	-	-	-	-	-	-

Total	$36,384	$47,922	$9,036	$952	$473	$94,767

	December 31, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$39,639	$45,136	$9,839	$876	$557	$96,047
Special mention/Watch	48	-	-	-	-	48
Substandard	1,787	487	907	33	-	3,214
Doubtful	-	-	-	-	-	-

Total	$41,474	$45,623	$10,746	$909	$557	$99,309

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)
			Greater				Total Loans >
	30-59 Days	60-89 Days	Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$24	$280	$306	$610	$35,774	$36,384	$-
Commercial	-	-	-	-	47,922	47,922	-
Construction and land	-	-	-	-	9,036	9,036	-
Commercial business	-	-	-	-	952	952	-
Consumer	-	-	-	-	473	473	-

Total	$24	$280	$306	$610	$94,157	$94,767	$-

	December 31, 2017
			Greater				Total Loans >
	30-59 Days	60-89 Days	Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$73	$196	$-	$269	$41,205	$41,474	$-
Commercial	-	-	-	-	45,623	45,623	-
Construction and land	-	-	-	-	10,746	10,746	-
Commercial business	-	-	-	-	909	909	-
Consumer	-	-	-	-	557	557

Total	$73	$196	$-	$269	$99,040	$99,309	$-

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of June 30, 2018 and for the three and six month periods ended June 30, 2018 and 2017:

	As of			As of and for the Three Months Ended
	June 30, 2018			June 30, 2018		June 30, 2017
		Unpaid		Average Balance of	Interest	Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized	Impaired Loans	Income Recognized
(Unaudited)
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,982	$2,155	$-	$2,077	$14	$1,002	$32
Commercial	38	38	-	38	1	34	-
Construction and land	2,465	2,538	-	2,475	22	1,682	21
Commercial business			-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$4,485	$4,731	$-	$4,590	$37	$2,718	$53

	As of			As of and for the Six Months Ended
	June 30, 2018			June 30, 2018		June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance of Impaired Loans	Interest Income Recognized	Average Balance of Impaired Loans	Interest Income Recognized
(Unaudited)
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,982	$2,155	$-	$706	$28	$964	$28
Commercial	38	38	-	37	1	34	1
Construction and land	2,465	2,538	-	2,421	46	1,691	46
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$4,485	$4,731	$-	$3,164	$75	$2,689	$75

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of December 31, 2017:

As of and for the year ended December 31, 2017
		Unpaid		Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential
Commercial	$2,294	$2,439	$-	$2,166	$73
Construction and land	33	33	-	35	2
Commercial business	2,312	2,323	-	1,799	90
Consumer	-	-	-	-	-
	-	-	-	-	-
Loans with a specific valuation allowance:
Real estate
Residential
Commercial	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
	-	-	-	-	-
Totals
	$4,639	$4,795	$-	$4,000	$165

The following table presents the Company’s nonaccrual loans at June 30, 2018 and December 31, 2017. The table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2018	2017

	(In thousands)
Real estate loans
Residential	$1,692	$1,629
Commercial	-	-
Construction and land	943	728
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$2,635	$2,357

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

At June 30, 2018 (unaudited) and December 31, 2017, the Company had certain loans that were modified in troubled debt restructurings (TDRs) and impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date or a reduction of the stated interest rate.

During the three and six months ended June 30, 2018 and 2017, there were no new loan modifications classified as TDRs.

The Company had no TDRs modified in the twelve months ended June 30, 2018 and 2017 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The Company had $194,000 of residential real estate in the process of foreclosure at June 30, 2018 and no loans in the process of foreclosure at December 31, 2017.

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

At June 30, 2018 and December 31, 2017, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Management believes, as of June 30, 2018 (unaudited) and December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2018 (unaudited) and December 31, 2017, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2018
Total Capital (to Risk-Weighted Assets)	$15,658	16.9%	$7,399	8.0%	$9,249	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	$14,583	15.8%	$5,549	6.0%	$7,399	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$14,583	15.8%	$4,162	4.5%	$6,012	6.5%

Tier I Leverage Capital (to Average Total Assets)	$14,583	12.3%	$4,739	4.0%	$5,924	5.0%

As of December 31, 2017
Total Capital (to Risk-Weighted Assets)	$15,094	16.3%	$7,694	8.0%	$9,243	10.0%

Tier I Capital (to Risk-Weighted Assets)	$13,971	15.1%	$5,546	6.0%	$7,394	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$13,971	15.1%	$4,159	4.5%	$6,008	6.5%

Tier I Capital (to Total Assets)	$13,971	11.3%	$4,933	4.0%	$6,116	5.0%

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

Nonrecurring Measurements

The Company had no assets measured at fair value on a non-recurring basis for the periods ending June 30, 2018 and December 31, 2017.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2018
Financial assets
Cash and due from banks	$1,757	$1,757	$1,757	$-	$-
Interest-earning demand deposits	3,439	3,439	3,439	-	-
Federal funds sold	12,269	12,269	12,269	-	-
Loans, net	92,415	91,580	-	-	91,580
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	259	259	-	259	-
Servicing rights	1,144	1,144	-	-	1,144
Financial liabilities
Deposits	93,239	92,390	57,985	34,405	-
Advances from the Federal Home Loan Bank	9,027	8,966	-	8,966	-
Accrued interest payable	15	15	-	15	-

December 31, 2017
Financial assets
Cash and due from banks	$1,085	$1,085	$1,085	$-	$-
Interest-earning demand deposits	2,997	2,997	2,997	-	-
Federal funds sold	11,711	11,711	11,711
Interest-earning time deposits in banks	744	744	-	744	-
Loans and loans held for sale, net	100,746	100,273	-	-	100,273
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	267	267	-	267	-
Servicing rights	937	937	-	-	937
Financial liabilities
Deposits	101,688	101,603	61,767	39,836	-
Advances from the Federal Home Loan Bank	9,027	9,024	-	9,024	-
Accrued interest payable	30	30	-	30	-

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments in ASU 2016-01 are effective, as to the Company, for fiscal years beginning after December 15, 2018.

Management does not expect the adoption of ASU 2016-01 to have a material impact on the Company's financial position or results of operations.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7:          Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares shares outstanding for basic and diluted EPS calculations until they are committed to be released.

Basic earnings per share for the three and six months ended June 30, 2018, were calculated using average shares 719,531 less unallocated average shares held by ESOP of 46,530 and 47,138  for each respective period. The Company had no dilutive or potentially dilutive securities at June 30, 2017.

Calculations of earnings per share for the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Weighted-			Weighted-
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)

Net income	$147			$387

Basic earnings per share		649,914	$0.23		649,640	$0.60

Effect of dilutive securities
Stock options		9,114			9,820
Restricted stock awards		9,202			9,284

Diluted earnings per share		668,230	$0.22		668,744	$0.58

Note 8:          Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $15,000 and $23,000 for the three and six month periods ended June 30, 2018, respectively. Compensation expense related to the ESOP was $12,000 and $25,000 for the three and six month periods ended June 30, 2017, respectively.

The stock price at the formation date was $10.00. The aggregate fair value of the 47,235 unallocated shares was $921,100 based on the $19.50 closing price of our common stock on June 30, 2018.

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

Stock Options

The table below represents the stock option activity for the six months ended June 30, 2018:

			Remaining
		Weighted-average	contractual
	Options	exercise price	life (years)

Options outstanding at January 1, 2018	60,080	$14.09	9.5
Granted	-	-	-
Exercised	-	-	-
Forfeited	(1,000)	14.09	-
Expired	-	-	-

Options outstanding at June 30, 2018	59,080	$14.09	9.0

As of June 30, 2018, the Company had $147,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized over the five-year vesting period. The aggregate grant date fair value of the stock options granted in 2017 was $2.87 per share. The Company recognized $9,000 and $18,000 of compensation expense related to the stock options granted for the three and six months ended June 30, 2018, respectively.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Restricted Shares

Restricted shares are accounted for as fixed grants using the fair value of the Company's stock at the time of the grant. Unvested restricted shares may not be disposed of or transferred during the vesting period.

The table below presents the restricted stock award activity for the period shown:

		Weighted-average
	Restricted	grant date
	stock awards	fair value

Non-vested at January 1, 2018	22,931	$14.09
Granted	-	-
Vested	4,586	-
Forfeited	500	-

Nonvested at June 30, 2018	17,845	$14.09

As of June 30, 2018, the Company had $258,000 of unrecognized compensation expense related to restricted shares. The cost of the restricted shares is being amortized over the five-year vesting period. The Company recognized $16,000 and $33,000 of expense related to the restricted shares during the three and six months ended June 30, 2018, respectively.

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

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2018 and results of operations for the three- and six- months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets were $119.5 million at June 30, 2018, a decrease of $7.3 million, or 5.8%, compared to December 31, 2017. The decrease was due primarily to a decrease of $8.3 million in loans and loans held for sale.

Loans and loans held for sale, net. Loans, net, decreased $8.3 million, or 8.3%, to $92.4 million at June 30, 2018 from $100.7 million at December 31, 2017. During the six months ended June 30, 2018, there were $13.1 million of loans originated, consisting primarily of $9.3 million of commercial real estate loans, $3.6 million of one-to four-family residential loans, and sold $12.1 million of loans. During the six months ended June 30, 2018, one- to four-family residential real estate loans decreased $5.0 million, or 12.3%, to $36.4 million at June 30, 2018, from December 31, 2017, while commercial real estate loans, increased $2.3 million, or 5.0%, to $47.9 million at June 30, 2018.  During the six months ended June 30, 2018 $1.8 million of mortgage loans previously booked to the Bank were refinanced with the resulting loan sold in the secondary market for profit.

It remains our strategy to grow and diversify our loan portfolio, with an emphasis on increasing both commercial and residential loans. During 2016 the Company began to originate Small Business Administration (SBA) loans and increased its focus on commercial real estate loans, which represented a change from its historical focus on residential loans. Commercial loan originations during the six months ended June 30, 2018 included commercial real estate loans and commercial loans guaranteed by the SBA’s 7(a) program. The guaranteed portion of the SBA loans are subsequently sold, with servicing retained. We intend to continue to increase commercial lending, including SBA loans, in future periods. The Bank also engages in a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. The Bank primarily sells loans on a servicing retained basis, in transactions with the Federal Home Loan Bank of Indianapolis, through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (FHLMC). The Bank also sells mortgage loans on a servicing released and wholesale basis, and during the six months ended June 30, 2018 included construction loans that were loans booked at December 31, 2017 and were then sold on the secondary market which earned noninterest income. Management intends to continue loan sales activity in future periods.

Bank Owned Life Insurance. At June 30, 2018, our investment in bank owned life insurance was $5.7 million, an increase of $85,000, over the balance at December 31, 2017. We invested in bank owned life insurance to provide us with a funding offset for certain benefit plan obligations. While these benefit plans have been terminated and the obligations have been paid, bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital. The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

              Deposits. Deposits decreased $8.5 million, or 8.3%, to $93.2 million at June 30, 2018 from $101.7 million at December 31, 2017. Our core deposits decreased $3.8 million, or 6.1%, to $58.0 million at June 30, 2018 from $61.8 million at December 31, 2017. Certificates of deposit decreased $4.7 million, or 11.7%, to $35.2 million at June 30, 2018 from $39.9 million at December 31, 2017. During 2016, the Company implemented a strategy designed to promote growth in core deposits. Specifically the Company began to offer demand and savings accounts using the Kasasa program. The Kasasa program introduced interest-bearing demand accounts, and provides tiered interest rates in relation to customer activities, such as estatements and debit card swipes.  In the first quarter of 2018, Bank instituted  changes to the Kasasa product account terms which was designed to reduce the balance of accounts that were non-profitable which resulted in a decrease of our core deposits.

While the Bank is continually seeking growth in deposits, with an emphasis on core deposits, management has also elected to add certain listing service certificates of deposit to fund loan growth. These listing service deposits in certificates totaled $7.4 million and $11.7 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 maturities of these accounts ranged from less than one year to greater than three years and the average cost was 1.67%.   Additionally, at June 30, 2018, the Company held $2.0 million of brokered certificates of deposit with maturities ranging from less than one year to 2 years at an average cost of 2.07%, compared to $3.0 million as of December 31, 2017 at an average cost of 1.67%. An additional listing service was added during 2017 for money market accounts which totaled $9.0 million at June 30, 2018.  Management intends to continue to focus its efforts on increasing core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings. Federal Home Loan Bank advances totaled $9.0 million at both June 30, 2018 and December 31, 2017. The aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.77% at June 30, 2018, compared to the Bank’s cost of deposits of 0.99% at that date.

Total Equity. Total equity increased $438,000, or 2.9%, to $15.8 million at June 30, 2018 compared to December 31, 2017. The increase resulted primarily from net income of $387,000 during the six months ended June 30, 2018.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. Net income for the three months ended June 30, 2018 was $147,000, compared to net income of $499,000 for the three months ended June 30, 2017. This decrease was due primarily to a $474,000 decrease in non-interest income, which was partially offset by a $144,000 increase in interest income.

Interest Income. Interest income increased $144,000, or 13.2%, to $1.2 million for the three months ended June 30, 2018 from $1.1 million for the three months ended June 30, 2017. This increase was primarily attributable to a $123,000 increase in interest on loans receivable, and a $21,000 increase in interest on other interest-earning deposits. The average balance of loans during the three months ended June 30, 2018 increased $3.2 million, or 4.3%, to $95.1 million from $91.4 million for the three months ended June 30, 2017, while the average yield on loans increased thirty three basis points to 4.93%. The average balance of other interest-earning deposits, including certificates of deposit in other banks and federal funds sold, decreased $3.3 million to $12.9 million for the three months ended June 30, 2018 from $16.2 million for the three months ended June 30, 2017.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense. Total interest expense increased $6,000, or 2.4%, to $256,000 for the three months ended June 30, 2018 from $250,000 for the three months ended June 30, 2017. Interest expense on deposits increased $5,000, or 2.4%, to $216,000 for the three months ended June 30, 2018 from $211,000 for the three months ended June 30, 2017. The increase was primarily due to an increase in the average balance of deposits of $5.1 million, while the average cost of deposits increased six basis points to 1.01%. Interest expense on borrowings decreased $4,000,  to $40,000 for the three months ended June 30, 2018 from $44,000 for the three months ended June 30, 2017, The decrease was due primarily to a $1.0 million decrease in the average balance outstanding.

Net Interest Income. Net interest income increased $138,000, or 16.4%, to $977,000 for the three months ended June 30, 2018 compared to $839,000 for the three months ended June 30, 2017. The increase was due to a 57 basis points increase in our interest rate spread to 3.49% for the three months ended June 30, 2018 from 2.92% for the three months ended June 30, 2017. Our net interest margin increased to 3.62% for the three months ended June 30, 2018 from 3.11% for the three months ended June 30, 2017 and  average loans increasing to $95.2 million from $91.4 million for the respective period.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses"in our Annual Report on 10-K, we had no provisions for loan losses for the three months ended June 30, 2018, compared to $31,000 provision recorded for the three months ended June 30, 2017. The allowance for loan losses was $1.1 million, or 1.15% of total loans, at June 30, 2018, compared to $1.0 million, or 1.13% of total loans, at June 30, 2017. Total nonperforming loans were $2.6 million at June 30, 2018 which includes a relationship totaling $1.8 million that was moved to non accrual in the fourth quarter ending December 31, 2017, compared to $617,000 at June 30, 2017. The loans making up the $1.8 million relationship are current as to payments and management believes these loans to be adequately collateralized with no loss expected.  Classified (substandard, doubtful and loss) loans were $3.2 million at June 30, 2018 and $3.4 million at June 30, 2017, and total loans past due greater than 30 days were $610,000 and $175,000 at those respective dates. We had net recoveries of $1,000 during the three months ended June 30, 2018 and recoveries of $31,000 for the three months ended June 30, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 40.8% at June 30, 2018 compared to 238.9% at June 30, 2017.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income decreased $474,000, or 52.9%, to $423,000 for the three months ended June 30, 2018 from $897,000 for the three months ended June 30, 2017. The increase was primarily due to a decrease of $441,000 in gains on sales of loans. The gain on sales of loans amounted to $284,000 during the three months ended June 30, 2018, compared to $725,000 in the year earlier period, due primarily to a decrease in the volume of SBA loan sales.

Non-Interest Expense. Non-interest expense increased $47,000, or 3.9%, to $1.3 million for the three months ended June 30, 2018 compared to $1.2 million for the three months ended June 30, 2017. The increase was due primarily to an $87,000, or 79.0%, increase in other expenses which included a $37,000 charge for reimbursement of funds to a Bank depositor, due to an external debit card fraud loss.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

               Federal Income Taxes. The Company did not record a federal income tax provision during either of the three month periods ended June 30, 2018 and 2017. The federal income tax provision was affected by the full impairment valuation allowance recorded on the Company’s net deferred tax assets in both 2018 and 2017. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both June 30, 2018 and 2017. The Bank has a total valuation allowance on its net deferred tax assets of $2.6 million at June 30, 2018. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General. Net income for the six months ended June 30, 2018 was $387,000, a decrease of $93,000, or 19.4%, compared to net income of $480,000 for the six months ended June 30, 2017. The decrease was primarily due to a $334,000 decrease in noninterest income, and an increase in noninterest expenses of $194,000, which were partially offset by a $353,000 increase in net interest income.

Interest Income. Interest income increased $411,000, or 20.2%, to $2.5 million for the six months ended June 30, 2018 from $2.0 million for the six months ended June 30, 2017. This increase was attributable to a $353,000 increase in interest on loans receivable and a $58,000 increase in interest on other interest-earning deposits. The average balance of loans during the six months ended June 30, 2018, increased $7.8 million, or 8.8%, to $96.6 million from $88.7 million for the six months ended June 30, 2017, while the average yield on loans increased 37 basis points to 4.84% for the six months ended June 30, 2018 from 4.47% for the six months ended June 30, 2017 reflecting rising market interest rates. The average balance of other interest-earning assets, including certificates of deposit in other banks and federal funds sold, increased $773,000  to $13.4 million for the six months ended June 30, 2018 from $12.6 million for the six months ended June 30, 2017, while the average yield increased 37 basis points to 1.70% for the six months ended June 30, 2018 from 0.89% for the six months ended June 30, 2017.

Interest Expense. Total interest expense increased $57,000, or 12.5%, to $512,000 for the six months ended June 30, 2018 from $455,000 for the six months ended June 30, 2017. Interest expense on deposit accounts increased $55,000, or 14.6%, to $432,000 for the six months ended June 30, 2017 from $377,000 for the six months ended June 30, 2017. The increase was primarily due to an increase in the average balance of money market accounts of $8.5 million for the six months ended June 30, 2018 with an average yield increase of 73 basis points to 0.86% for the six months ended June 30, 2018 from 0.13% for the six months ended June 30, 2017.

Net Interest Income. Net interest income increased $354,000, or 22.4%, to $1.9 million for the six months ended June 30, 2018 compared to $1.6 million for the six months ended June 30, 2017. The increase was due to an increase in our net interest margin to 3.52% for the six months ended June 30, 2018 from 3.11% for the six months ended June 30, 2017 and to average loans increasing to $96.6 million from $88.8 million for the respective period.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses" in our Annual Report on Form 10-K, we recorded a $50,000 credit provision for loan losses for the six months ended June 30, 2018, compared to a $31,000 provision for the six months ended June 30, 2017. The allowance for loan losses was $1.1 million, or 1.15% of total loans, at June 30, 2018, compared to $1.0 million, or 1.13% of total loans, at June 30, 2017. Total nonperforming loans were $2.6 million at June 30, 2018 which includes a relationship totaling $1.8 million that was moved to non accrual in the fourth quarter ending December 31, 2017, compared to $455,000 at June 30, 2017. The loans making up the $1.8 million relationship are current as to payments and management believes these loans to be adequately collateralized with no loss expected.  Classified (substandard, doubtful and loss) loans were $3.2 million at June 30, 2018 and $3.4 million at June 30, 2017, and total loans past due greater than 30 days were $610,000 and $175,000 at those respective dates. We had a recovery of $2,000 for the six months ending June 30, 2018 and $8,000 in net charge-offs during the six months ended June 30, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 40.8% at June 30, 2018 compared to 238.9% at June 30, 2017.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2018 and December 31, 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-Interest Income. Non-interest income decreased $334,000, or 26.2%, to $939,000 for the six months ended June 30, 2018 from $1.3 million for the six months ended June 30, 2017. The decrease was primarily due to a decrease of $273,000 in gains on sales of loans to $666,000 in the six months ended June 30, 2018, compared to $939,000 in the year earlier period. During the six months ended June 30, 2018, the Company originated $7.4 million of SBA loans and sold $5.5 million of these loans. These sales resulted in gains on sale of $626,000, compared to $939,000 in gain on sales of SBA loans for $12.5 million originated and  $11.7 million sold for the six months ended June 30, 2017.

Non-Interest Expense. Non-interest expense increased $194,000, or 8.3%, to $2.5 million for the six months ended June 30, 2018 compared to $2.3 million for the six months ended June 30, 2017. The increase was due primarily to a $116,000, or 44.3%, increase in other expenses, an increase in salaries and employee benefits of $50,000, or 3.8%, and a $49,000, or 19.5%, increase in professional services. Other expenses increase included a $37,000 charge for reimbursement of funds to a Bank depositor due to an external debit card fraud loss which we anticipate will be partially offset by an insurance claim, an increase in expenses for SBA to explore new industries of $16,000, and underwriting expenses for SBA totaling $12,000 more than the previous period six months ended June 30, 2017.  The Bank also upgraded its IT security features which costs $10,000.  The increase in salaries and employee benefits was due primarily to the addition of new benefits plans including the stock equity incentive benefit plan.  Professional services increased primarily due to bringing in a process efficiency professional to streamline processes, train retail staff, and coach customer service for $30,000.

Federal Income Taxes. We did not record a federal income tax provision during either of the six month periods ended June 30, 2018 and 2017. The federal income tax provision was affected by the full impairment valuation allowance recorded on our net deferred tax assets in both the 2018 and 2017 periods. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both June 30, 2018 and 2017. We had a total valuation allowance on its net deferred tax assets of $2.6 million at June 30, 2018. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize, maintain, and project profitable results of operations.

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

      Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.3 million and $732,000 for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable was $5.8 million and $(7.3 million) for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by (used in) financing activities, which is comprised of net change in deposits, was $(8.5 million) and $17.7 million for the six months ended June 30, 2018 and 2017, respectively.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $14.6 million, or 12.3% of adjusted average assets, which is above the required level of $4.7 million or 4.0%; total risk-based capital of $15.7 million, or 16.9% of risk-weighted assets, which is above the required level of $7.4 million, or 8.0%; and common equity Tier 1 capital of $14.6 million, or 15.8% of risk-weighted assets, which is above the required level of $4.1 million, or 4.5% of risk-weighted assets. Accordingly, New Buffalo Savings Bank was categorized as well capitalized at June 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2018, we had $7.0 million in outstanding commitments to originate loans and lines of credit of $12.6 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2018 totaled $17.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW BANCORP, INC.

Date: August 14, 2018	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: August 14, 2018	/s/ Shawna L. Zawada
Shawna L. Zawada
Chief Financial Officer