Form 10-Q
period 2018-09-30
New Bancorp, Inc.
filed 2018-11-14
CIK 1644482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ] (Do not check if sma Emerging growth company [X]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

As of November 12, 2018, the latest practicable date, 719,031 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

New Bancorp, Inc.

Form 10-Q

Part I – Financial Information

Item 1  Financial Statements

New Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2018 (Unaudited) and December 31, 2017

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets

Cash and due from banks	$1,595	$1,085
Interest-earning demand deposits	2,058	2,997
Federal funds sold	10,124	11,711
Cash and cash equivalents	13,777	15,793

Interest-earning time deposits in banks	-	744
Loans held for sale	-	3,234
Loans, net of allowance for loan losses of $1,076, and $1,123 at September 30, 2018 and December 31, 2017, respectively	94,050	97,512
Premises and equipment	1,917	1,894
Federal Home Loan Bank stock	468	468
Foreclosed real estate held for sale	193	-
Accrued interest receivable	269	267
Bank owned life insurance	5,717	5,589
Servicing rights	1,223	937
Prepaid expenses and other assets	190	441

Total assets	$117,804	$126,879

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$32,903	$37,025
Savings and money market accounts	23,741	24,742
Time	34,944	39,921

Total deposits	91,588	101,688

Borrowings	9,027	9,027
Other liabilities	1,278	812

Total liabilities	101,893	111,527

Commitments and Contingencies	-	-

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	205	160

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 4,000,000 shares authorized, 719,031 shares issued and oustanding	7	7
Additional paid-in capital	5,903	5,827
Unearned ESOP shares	(472)	(472)
Retained earnings	10,473	9,990

Total shareholders' equity	15,911	15,352

Less maximum cash obligation related to ESOP shares	(205)	(160)
Total shareholders' equity less maximum cash obligation related to ESOP shares	15,706	15,192

Total liabilities and shareholders' equity	$117,804	$126,879

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income
Loans	$1,148	$1,052	$3,365	$2,960
Interest-bearing deposits	81	67	195	123

Total interest income	1,229	1,119	3,560	3,083

Interest Expense
Deposits	235	233	667	610
Borrowings	40	39	120	117

Total interest expense	275	272	787	727

Net Interest Income	954	847	2,773	2,356

Provision (Credit) for Loan Losses	-	39	(50)	70

Net Interest Income After Provision (Credit) for Loan Losses	954	808	2,823	2,286

Noninterest Income
Service charges and fees	79	97	254	270
Gain on sale of loans	208	494	874	1,433
Gain (loss) on sale of foreclosed real estate, net	-	(15)	-	15
Income from bank owned life insurance	43	43	128	128
Loan servicing fees, net	70	44	184	145
Other operating	9	(8)	26	11

Total noninterest income	409	655	1,466	2,002

Noninterest Expense
Salaries and employee benefits	697	645	2,055	1,953
Occupancy and equipment	116	99	306	298
Data processing fees	132	134	378	378
Franchise taxes	14	10	32	40
FDIC insurance premiums	8	12	37	30
Insurance premiums	10	9	30	29
Professional services	159	101	459	352
Impairment losses and expenses of foreclosed real estate	3	2	3	15
Other	128	158	506	420

Total noninterest expense	1,267	1,170	3,806	3,515

Net Income	$96	$293	$483	$773

Earnings per share - basic	$0.15	$0.45	$0.74	$1.19
Earnings per share - diluted	$0.14	$0.45	$0.72	$1.19
Weighted-average shares basic	653,848	648,230	653,848	647,617
Weighted-average shares diluted	669,679	650,110	670,716	648,244

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2018 (Unaudited)

(In thousands)

					Maximum Cash
		Additional	Unearned		Obligation
	Common	Paid-in	ESOP	Retained	Related to
	Stock	Capital	Shares	Earnings	ESOP Shares	Total

Balance at January 1, 2018	$7	$5,827	$(472)	$9,990	$(160)	$15,192

Compensation expense related to restricted shares	-	48	-	-	-	48

Compensation expense related to stock options	-	28	-	-	-	28

Change related to ESOP shares	-	-	-	-	(45)	(45)

Net income for the period	-	-	-	483	-	483

Balance at September 30, 2018	$7	$5,903	$(472)	$10,473	$(205)	$15,706

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$483	$773
Items not requiring (providing) cash
Depreciation and amortization	315	177
Provision (credit) for loan losses	(50)	70
Deferred loan origination fees, costs, premiums, discounts, net	(41)	(21)
Gain on sale of loans	(874)	(1,433)
Proceeds from sales of loans originated for sale	14,913	20,337
Loans originated for sale	(11,273)	(19,418)
Gain on sale of foreclosed real estate	-	(15)
Compensation expense related to stock benefit plans	76	25
Increase in cash surrender value of life insurance	(128)	(128)
Changes in
Accrued interest receivable	(2)	(16)
Prepaid expenses and other assets	251	22
Other liabilities	466	245

Net cash provided by operating activities	4,136	598

Investing Activities
Net change in loans	3,360	(10,990)
Net change in interest-earning time accounts	744	248
Purchase of premises and equipment	(156)	(78)
Proceeds from sale of foreclosed assets	-	601

Net cash provided by (used in) investing activities	3,948	(10,219)

Financing Activities
Net increase (decrease) in deposits	(10,100)	22,763
Net change in federal funds purchased	-	(1,000)

Net cash provided by (used in) financing activities	(10,100)	21,763

Increase (Decrease) in Cash and Cash Equivalents	(2,016)	12,142

Cash and Cash Equivalents, Beginning of Period	15,793	9,857

Cash and Cash Equivalents, End of Period	$13,777	$21,999

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$802	$715

Transfers from loans to real estate acquired through foreclosure	$193	$-

See notes to condensed consolidated financial statements

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Presentation

The accompanying condensed consolidated balance sheet of New Bancorp, Inc. (the Company) as of December 31, 2017, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2017 included in the Company’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2018 herein, are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended September 30, 2018 and December 31, 2017, include New Bancorp, Inc. and its wholly-owned subsidiary the New Buffalo Savings Bank “the Bank”, together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation. The conversion to stock form, including the formation of New Bancorp, Inc., was completed on October 19, 2015.

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

   Reclassifications

Certain reclassifications have been made to the condensed consolidated statements of income for the three and nine months ended September 30, 2017 to conform with the September 30, 2018 financial statement presentation. These reclassifications had no effect on our results of operations.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2:	Securities

The Company had no investment securities at September 30, 2018 and December 31, 2017. The Company had no sales of investment securities during the nine month periods ended September 30, 2018 and 2017.

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

Classes of loans at September 30, 2018 and December 31, 2017 include:

	September 30,	December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Real estate loans
Residential	$35,793	$41,474
Commercial	49,445	45,623
Construction and land	9,371	10,746
Commercial business	898	909
Consumer and other	440	557

Total loans	95,947	99,309

Less:
Net deferred loan fees, premiums and discounts	(354)	(176)
Undisbursed loans in process	(467)	(498)
Allowance for loan losses	(1,076)	(1,123)

Net loans	$94,050	$97,512

Residential Real Estate: The residential real estate loans are generally secured by owner-occupied 1-4 family residences. The Bank’s portfolio of home equity loans totaled $4.9 million and $4.8 million at September 30, 2018 and December 31, 2017, respectively, the preponderance of which were secured by first liens, or by second liens on properties where the Bank also holds the first lien. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 and the recorded investment in loans and impairment method as of September 30, 2018 and December 31, 2017:

For the Three Months Ended September 30, 2018
Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
(In thousands)

Allowance for loan losses:
Balance, July 1, 2018	$440	$545	$69	$21	$1	$1,076
Provision (credit) for loan losses	-	-	-	-	-	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, September 30, 2018	$440	$545	$69	$21	$1	$1,076

	For the Nine Months ended September 30, 2018
Allowance for loan losses:	(In thousands)
Balance, January 1, 2018	$540	$484	$76	$15	$8	$1,123
Provision (credit) for loan losses	(100)	61	(7)	3	(7)	(50)
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	3	-	3

Balance, September 30, 2018	$440	$545	$69	$21	$1	$1,076

	For the Three Months Ended September 30, 2017
Allowance for loan losses:	(In thousands)
Balance, July 1, 2017	$545	$442	$76	$15	$8	$1,086
Provision (credit) for loan losses	-	39	-	-	-	39
Charge-offs	-	-	-	-	-	-
Recoveries	-	2	-	-	-	2

Balance, September 30, 2017	$545	$483	$76	$15	$8	$1,127

	For the Nine Months Ended September 30, 2017
Allowance for loan losses:	(In thousands)
Balance, January 1, 2017	$656	$326	$72	$4	$5	$1,063
Provision (credit) for loan losses	(99)	151	4	11	3	70
Charge-offs	(12)	(9)	-	-	-	(21)
Recoveries	-	15	-	-	-	15

Balance, September 30, 2017	$545	$483	$76	$15	$8	$1,127

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

	At September 30, 2018
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$440	$545	$69	$21	$1	$1,076

Loans:
Ending balance	$35,793	$49,445	$9,371	$898	$440	$95,947

Ending balance; individually evaluated for impairment	$1,600	$37	$2,490	$-	$-	$4,127

Ending balance; collectively evaluated for impairment	$34,193	$49,408	$6,881	$898	$440	$91,820

	December 31, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Allowance for loan losses:

Ending balance, individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, collectively evaluated for impairment	$545	$480	$76	$15	$7	$1,123

Loans:
Ending balance	$41,474	$45,623	$10,746	$909	$557	$99,309

Ending balance; individually evaluated for impairment	$2,294	$33	$2,312	$-	$-	$4,639

Ending balance; collectively evaluated for impairment	$39,180	$45,590	$8,434	$909	$557	$94,670

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)

Pass	$34,149	$47,935	$8,250	$898	$440	$91,672
Special mention/Watch	291	984	-	-	-	1,275
Substandard	1,353	526	1,121	-	-	3,000
Doubtful	-	-	-	-	-	-

Total	$35,793	$49,445	$9,371	$898	$440	$95,947

	December 31, 2017
	Real Estate
			Construction	Commercial
	Residential	Commercial	and Land	Business	Consumer	Total
	(In thousands)
Pass	$39,639	$45,136	$9,839	$876	$557	$96,047
Special mention/Watch	48	-	-	-	-	48
Substandard	1,787	487	907	33	-	3,214
Doubtful	-	-	-	-	-	-

Total	$41,474	$45,623	$10,746	$909	$557	$99,309

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018 (Unaudited)
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$363	$-	$-	$363	$35,430	$35,793	$-
Commercial	-	-	-	-	49,445	49,445	-
Construction and land	-	-	-	-	9,371	9,371	-
Commercial business	-	-	-	-	898	898	-
Consumer	-	-	-	-	440	440	-

Total	$363	$-	$-	$363	$95,584	$95,947	$-

	December 31, 2017
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
Residential	$73	$196	$-	$269	$41,205	$41,474	$-
Commercial	-	-	-	-	45,623	45,623	-
Construction and land	-	-	-	-	10,746	10,746	-
Commercial business	-	-	-	-	909	909	-
Consumer	-	-	-	-	557	557

Total	$73	$196	$-	$269	$99,040	$99,309	$-

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents impaired loans as of September 30, 2018 and for the three and nine month periods ended September 30, 2018 and 2017:

	As of			For the Three Months Ended
	September 30, 2018			September 30, 2018		September 30, 2017
		Unpaid		Average Balance of	Interest	Average Balance of	Interest
	Recorded Balance	Principal Balance	Specific Allowance	Impaired Loans	Income Recognized	Impaired Loans	Income Recognized
(Unaudited)
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,600	$1,677	$-	$1,791	$7	$1,122	$16
Commercial	37	37	-	38	1	34	1
Construction and land	2,490	2,542	-	2,454	22	1,630	23
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Totals	$4,127	$4,256	$-	$4,283	$30	$2,786	$40

For the Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Balance of Impaired Loans	Interest Income Recognized	Average Balance of Impaired Loans	Interest Income Recognized
(In thousands)
Loans without a specific valuation allowance:
Real estate
Residential	$1,988	$24	$2,134	$53
Commercial	37	2	149	1
Construction and land	2,427	63	1,672	70
Commercial business	-	-	-	-
Consumer	-	-	-	-

Loans with a specific valuation allowance:
Real estate
Residential	-	-	-	-
Commercial	-	-	-	-
Construction and land	-	-	-	-
Commercial business	-	-	-	-
Consumer	-	-	-	-

Totals	$4,452	$89	$3,955	$124

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

The following table presents the Company’s nonaccrual loans at September 30, 2018 and December 31, 2017. The table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2018	2017
	(In thousands)
Real estate loans
Residential	$1,119	$1,629
Commercial	-	-
Construction and land	950	728
Commercial business	-	-
Consumer and other	-	-

Total nonaccrual	$2,069	$2,357

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

At September 30, 2018 (unaudited) and December 31, 2017, the Company had certain loans that were modified in troubled debt restructurings (TDRs) and impaired. The modification of terms of such loans generally included one or a combination of the following: an extension of the maturity date or a reduction of the stated interest rate.

During the three and nine months ended September 30, 2018 and 2017, there were no new loan modifications classified as TDRs.

The Company had no TDRs modified in the twelve months ended September 30, 2018 and 2017 that subsequently defaulted. A loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

The Company had no loans in the process of foreclosure at September 30, 2018 and December 31, 2017.

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

At September 30, 2018 and December 31, 2017, quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below), of total capital, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 leverage capital to average total assets.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Management believes, as of September 30, 2018 (unaudited) and December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2018 (unaudited) and December 31, 2017, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2018
Total Capital (to Risk-Weighted Assets)	$15,892	17.1%	$7,446	8.0%	$9,307	10.0%

Tier 1 Capital (to Risk-Weighted Assets)	$14,816	15.9%	$5,584	6.0%	$7,446	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$14,816	15.9%	$4,188	4.5%	$6,050	6.5%

Tier I Leverage Capital (to Average Total Assets)	$14,816	12.2%	$4,859	4.0%	$6,074	5.0%

As of December 31, 2017
Total Capital (to Risk-Weighted Assets)	$15,094	16.3%	$7,694	8.0%	$9,243	10.0%

Tier I Capital (to Risk-Weighted Assets)	$13,971	15.1%	$5,546	6.0%	$7,394	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)	$13,971	15.1%	$4,159	4.5%	$6,008	6.5%

Tier I Capital (to Total Assets)	$13,971	11.3%	$4,933	4.0%	$6,116	5.0%

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Nonrecurring Measurements

The Company had no assets measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017.

			Fair Value Measurement Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2018
Financial assets
Cash and due from banks	$1,595	$1,595	$1,595	$-	$-
Interest-earning demand deposits	2,058	2,058	2,058	-	-
Federal funds sold	10,124	10,124	10,124	-	-
Loans, net	94,050	92,947	-	-	92,947
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	269	269	-	269	-
Servicing rights	1,223	1,223	-	-	1,223
Financial liabilities
Deposits	91,588	91,159	56,540	34,619	-
Advances from the Federal Home Loan Bank	9,027	8,953	-	8,953	-
Accrued interest payable	15	15	-	15	-

December 31, 2017
Financial assets
Cash and due from banks	$1,085	$1,085	$1,085	$-	$-
Interest-earning demand deposits	2,997	2,997	2,997	-	-
Federal funds sold	11,711	11,711	11,711	-	-
Interest-earning time deposits in banks	744	744	-	744	-
Loans and loans held for sale, net	100,746	100,273	-	-	100,273
Federal Home Loan Bank stock	468	468	-	468	-
Accrued interest receivable	267	267	-	267	-
Servicing rights	937	937	-	-	937
Financial liabilities
Deposits	101,688	101,603	61,767	39,836	-
Advances from the Federal Home Loan Bank	9,027	9,024	-	9,024	-
Accrued interest payable	30	30	-	30	-

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

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-02-12, “Narrow-Scope Improvements and Practical Expedients” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

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

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments in ASU 2016-01 are effective, as to the Company, for fiscal years beginning after December 15, 2018.

Management does not expect the adoption of ASU 2016-01 to have a material impact on the Company's financial position or results of operations.

FASB ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers.”

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

FASB ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The amendments in this ASU replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU No. 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required. ASU No. 2016-13 is effective, as to the Company, for years beginning after December 15, 2019, and interim periods within those years. Management expects that the implementation of ASU No. 2016-13 may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company's results of operations and financial position.

FASB ASU 2018-13, Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which changes the fair value measurement disclosure requirements of ASC 820. The ASU amends ASC 820 to add, remove, and modify certain fair value measurement disclosure requirements, primarily related to Level 3 fair value measurements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. Management is evaluating the new ASU but does not expect the ASU to have a material effect on the Company's financial position or results of operations.

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

Calculations of earnings per share for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Weighted-			Weighted-
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)

Net income	$96			$483

Basic earnings per share		653,848	$0.15		653,848	$0.74

Effect of dilutive securities
Stock options		9,900			10,733
Restricted stock awards		5,932			6,135

Diluted earnings per share		669,680	$0.14		670,717	$0.72

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
		Weighted-			Weighted-
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)

Net income	$293			$773

Basic earnings per share		648,230	$0.45		647,617	$1.19

Effect of dilutive securities
Restricted stock awards		1,880			627

Diluted earnings per share		650,110	$0.45		648,244	$1.19

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8:	Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from New Bancorp. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $9,000 and $36,000 for the three and nine month periods ended September 30, 2018, respectively. Compensation expense related to the ESOP was $10,000 and $23,000 for the three and nine month periods ended September 30, 2017, respectively.

The stock price at the formation date was $10.00. The aggregate fair value of the 47,235 unallocated shares was $933,000 based on the $19.75 closing price of our common stock on September 30, 2018.

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

On June 30, 2017, the Company made awards of restricted shares and granted stock options for 22,931 and 60,080 shares, respectively, to members of the Board of Directors and to certain members of management. The awards vest over a five-year period and the stock options have a ten-year period to expiration. Each option has an exercise price of $14.09 as determined on the grant date and expires 10 years from the grant date.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Stock Options

The table below represents the stock option activity for the nine months ended September 30, 2018 and 2017:

			Remaining
		Weighted-average	contractual
	Options	exercise price	life (years)

Options outstanding at January 1, 2018	60,080	$14.09	9.5
Granted	-	-	-
Exercised	-	-	-
Forfeited	(1,000)	14.09	-
Expired	-	-	-

Options outstanding at September 30, 2018	59,080	$14.09	8.7

Options outstanding at January 1, 2017	-	$-	-
Granted	60,080	14.09	10.0
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Options outstanding at September 30, 2017	60,080	$14.09	9.8

As of September 30, 2018, the Company had $136,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized over the five-year vesting period. The aggregate grant date fair value of the stock options granted in 2017 was $2.87 per share. The Company recognized $9,000 and $28,000 of compensation expense related to the stock options granted for the three and nine months ended September 30, 2018, respectively. The Company recognized $9,000 of compensation expense related to the stock options granted for both the three and nine months ended September 30, 2017.

New Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

Restricted Shares

Restricted shares are accounted for as fixed grants using the fair value of the Company's stock at the time of the grant. Unvested restricted shares may not be disposed of or transferred during the vesting period.

The table below presents the restricted stock award activity for the period shown:

		Weighted-average
	Restricted	grant date
	stock awards	fair value
Nine Months Ended September 30, 2018
Non-vested at January 1, 2018	22,931	$14.09
Granted	-	-
Vested	4,483	-
Forfeited	500	-

Nonvested at September 30, 2018	17,948	$14.09

Nine Months Ended September 30, 2017
Non-vested at January 1, 2017	-	$-
Granted	22,931	14.09
Vested	-	-
Forfeited	-	-

Nonvested at September 30, 2017	22,931	$14.09

As of September 30, 2018, the Company had $243,000 of unrecognized compensation expense related to restricted shares. The cost of the restricted shares is being amortized over the five-year vesting period. The Company recognized $16,000 and $48,000 of expense related to the restricted shares during the three and nine months ended September 30, 2018, respectively. The Company recognized $16,000 of expense related to the restricted shares during both the three and nine months ended September 30, 2017.

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

In accordance with OCC regulations, at the time of the Conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2018 and results of operations for the three- and nine- months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets were $117.8 million at September 30, 2018, a decrease of $9.1 million, or 7.2%, compared to December 31, 2017. The decrease was due primarily to a decrease of $6.7 million in loans, net, including loans held for sale, construction loans that were sold upon completion of $1.9 million, and a decrease in cash and cash equivalents of $2.0 million.

Loans, net. Loans, net, including loans held for sale, decreased $6.7 million, or 6.6%, to $94.1 million at September 30, 2018 from $100.7 million at December 31, 2017 as loan payoffs and repayments exceeded the volume of loans originated during the period.  During the nine months ended September 30, 2018, we originated $15.4 million of loans, consisting primarily of $12.4 million of commercial real estate loans, and $2.0 million of one-to four-family residential, and sold $14.5 million of loans. During the nine months ended September 30, 2018, one- to four-family residential real estate loans decreased $5.7 million, or 13.7%, to $35.8 million at September 30, 2018, from December 31, 2017, while commercial real estate loans increased $3.8 million, or 8.4%, to $49.4 million at September 30, 2018.

It remains our strategy to grow and diversify our loan portfolio, with an emphasis on increasing both commercial and residential loans. During 2016 the Company began to originate Small Business Administration (SBA) loans and increased its focus on commercial real estate loans, which represented a change from its historical focus on residential loans. Commercial loan originations during the nine months ended September 30, 2018 included commercial real estate loans and commercial loans guaranteed by the SBA’s 7(a) program. These SBA loans are subsequently sold, with servicing retained. We intend to continue to increase commercial lending, including SBA loans, in future periods. The Bank also engages in a program to sell certain fixed-rate, 30-year term mortgage loans in the secondary market. The Bank primarily sells loans on a servicing retained basis, in transactions with the Federal Home Loan Bank of Indianapolis, through its mortgage purchase program, and the Federal Home Loan Mortgage Corporation (FHLMC). The Bank also sells loans on a servicing released basis. Management intends to continue loan sales activity in future periods.

Bank Owned Life Insurance. At September 30, 2018, our investment in bank owned life insurance was $5.7 million, an increase of $128,000, over the balance at December 31, 2017. We invested in bank owned life insurance to provide us with a funding offset for certain benefit plan obligations. While these benefit plans have been terminated and the obligations have been paid, bank owned life insurance also generally provides us noninterest income that is non-taxable. Federal bank regulatory guidance cautions against an investment in bank owned life insurance that exceeds 25% of an institution’s Tier 1 capital. The guidance states that an institution which has an investment in bank owned life insurance exceeding this amount make a determination that the amount of investment does not constitute an imprudent capital concentration. We have not made additional contributions to bank owned life insurance since 2002.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits. Deposits decreased $10.1 million, or 9.9%, to $91.6 million at September 30, 2018 from $101.7 million at December 31, 2017. Our core deposits decreased $5.1 million, or 8.3%, to $56.6 million at September 30, 2018 from $61.8 million at December 31, 2017. During 2016, the Company implemented a strategy designed to promote growth in core deposits. Specifically, the Company began to offer demand and savings accounts using the Kasasa program. The Kasasa program introduced interest-bearing demand accounts and provides tiered interest rates in relation to customer activities, such as e-statements and debit card swipes. In the first quarter of 2018, we instituted changes to the Kasasa product account terms which were designed to reduce the balance of accounts that were non-profitable which resulted in a decrease of our core deposits.

          Certificates of deposit decreased $5.0 million, or 12.5%, to $34.9 million at September 30, 2018 from $39.9 million at December 31, 2017.  While the Bank is continually seeking growth in deposits, with an emphasis on core deposits, management has also elected to utilize certain listing service certificates of deposit to fund loan growth. These listing service deposits in certificates totaled $7.4 million and $11.7 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 maturities of these accounts ranged from less than one year to greater than three years and the average cost was 1.67%.   Additionally, at September 30, 2018, the Company held $2.0 million of brokered certificates of deposit with maturities ranging from less than one year to 2 years at an average cost of 2.07%, compared to $3.0 million as of December 31, 2017 at an average cost of 1.67%. An additional listing service was added during 2017 for money market accounts which totaled $9.0 million at September 30, 2018. Management intends to continue to focus its efforts on increasing core deposits, with a special emphasis on growth in consumer and business demand deposits.

Borrowings. Federal Home Loan Bank advances totaled $9.0 million at both September 30, 2018 and December 31, 2017. The aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.76% for the nine months ended September 30, 2018, compared to the Bank’s cost of deposits of 1.03% during that period.

Total Equity. Total equity increased $559,000, or 3.6%, to $15.9 million at September 30, 2018 compared to December 31, 2017. The increase resulted primarily from the net income of $483,000 and the effects of the stock related compensation plans during the nine months ended September 30, 2018.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. Net income for the three months ended September 30, 2018 was $96,000, a decrease of $197,000, or 67.2%, compared to net income of $293,000 for the three months ended September 30, 2017. This decrease was due primarily to a $246,000 decrease in noninterest income and a $97,000 increase in noninterest expense, which were partially offset by a $107,000 increase in net interest income.

Interest Income. Interest income increased $110,000, or 9.8%, to $1.2 million for the three months ended September 30, 2018 compared to $1.1 million for the three months ended September 30, 2017. This increase was attributable to a $96,000 increase in interest on loans receivable, and a $14,000 increase in interest on other interest bearing deposits. The average balance of loans during the three months ended September 30, 2018, increased $1.1 million, or 1.1%, to $94.7 million from $93.6 million for the three months ended September 30, 2017, while the average yield on loans increased 36 basis points to 4.85% for the three months ended September 30, 2018. The average yield on other interest bearing deposits increased 86 basis points to 2.07% for the three months ended September 30, 2018, while the average balance of other interest bearing deposits, including certificates of deposit in other banks and federal funds sold, decreased $6.5 million to $15.7 million for the three months ended September 30, 2018 from $22.2 million for the three months ended September 30, 2017.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense. Total interest expense increased $3,000, or 1.1%, to $275,000 for the three months ended September 30, 2018 from $272,000 for the three months ended September 30, 2017. Interest expense on deposits increased $2,000, or 0.9%, to $235,000 for the three months ended September 30, 2018 from $233,000 for the three months ended September 30, 2017. The increase was primarily due to an increase in the average balance of deposits of $2.1 million, while the average cost of deposits decreased one basis point to 1.09%. Interest expense on borrowings increased $1,000, or 2.6%, to $40,000 for the three months ended September 30, 2018 from $39,000 for the three months ended September 30, 2017, The increase was due primarily to a 21 basis point increase in the average cost of these advances to 1.77% for the three months ended September 30, 2018 compared to 1.56% for the three months ended September 30, 2017, which was partially offset by a $1.0 million decrease in the average balance outstanding.

Net Interest Income. Net interest income increased $107,000, or 12.6%, to $954,000 for the three months ended September 30, 2018 compared to $847,000 for the three months ended September 30, 2017. The increase was due to a 58 basis point increase in our interest rate spread to 3.30% for the three months ended September 30, 2018 from 2.72% for the three months ended September 30, 2017. Our net interest margin increased to 3.46% for the three months ended September 30, 2018 from 2.93% for the three months ended September 30, 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we had no provision for loan losses for the three months ended September 30, 2018, compared to a $39,000 provision recorded for the three months ended September 30, 2017. The allowance for loan losses was $1.1 million, or 1.12% of total loans, at September 30, 2018 and 1.17% of total loans, at September 30, 2017. Total nonperforming loans were $2.1 million at September 30, 2018, which included a loan relationship totaling $1.9 million that was moved to nonaccrual in the quarter ended December 31, 2017, compared to $445,000 at September 30, 2017. The loans making up the $1.9 million relationship are current as to payments and management believes these loans to be adequately collateralized with no loss expected. Classified (substandard, doubtful and loss) loans were $3.0 million at September 30, 2018 and $3.4 million at September 30, 2017, and total loans past due greater than 30 days were $363,000 and $228,000 at those respective dates. We had net recoveries of $0 and $3,000 during the three months ended September 30, 2018 and 2017, respectively. As a percentage of nonperforming loans, the allowance for loan losses was 52.0% at September 30, 2018 compared to 253.8% at September 30, 2017.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income decreased $246,000, or 37.6%, to $409,000 for the three months ended September 30, 2018 from $655,000 for the three months ended September 30, 2017. The decrease was primarily due to a decrease of $286,000 in gains on sales of loans. The gain on sales of loans amounted to $208,000 during the three months ended September 30, 2018, compared to $494,000 in the year earlier period, due primarily to a decrease in the volume of SBA loan sales.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense. Noninterest expense increased $97,000, or 8.3%, to $1.3 million for the three months ended September 30, 2018 compared to $1.2 million for the three months ended September 30, 2017. The increase was due primarily to a $52,000, or 8.1%, increase in salaries and employee benefits and a $58,000, or 57.4%, increase in professional services, which were partially offset by a $30,000, or 19.0% decrease in other expenses. The increase in salaries and employee benefits was due to higher medical premiums, normal merit increases, and a moderate increase in staffing levels. The increase in professional services was due primarily to the engagement of a process efficiency professional to streamline processes, train retail staff, and coach customer service. The decrease in other expenses included receipt of an insurance claim in reimbursement of a charge recorded in the previous quarter for refunds to a Bank depositor due to an external debit card fraud loss.

Federal Income Taxes. The Company did not record a federal income tax provision during either of the three month periods ended September 30, 2018 and 2017. The federal income tax provision was affected by the full impairment valuation allowance recorded on the Company’s net deferred tax assets in both 2018 and 2017. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both September 30, 2018 and 2017. The Bank has a total valuation allowance on its net deferred tax assets of $2.6 million at September 30, 2018. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize and maintain profitable results of operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. Net income for the nine months ended September 30, 2018 was $483,000, a decrease of $290,000 or 37.5%, compared to net income of $773,000 for the nine months ended September 30, 2017. The decrease was primarily due to a $536,000 decrease in noninterest income and an increase in noninterest expenses of $291,000, which were partially offset by a $417,000 increase in net interest income and a $120,000 decrease in the provision for loan losses.

Interest Income. Interest income increased $477,000, or 15.5%, to $3.6 million for the nine months ended September 30, 2018 from $3.1 million for the nine months ended September 30, 2017. This increase was attributable to a $405,000 increase in interest on loans receivable and a $72,000 increase in interest on other interest bearing deposits. The average balance of loans, including loans held for sale, during the nine months ended September 30, 2018, increased $5.6 million, or 6.2%, to $95.9 million from $90.4 million for the nine months ended September 30, 2017, while the average yield on loans increased 31 basis points to 4.68% for the nine months ended September 30, 2018 from 4.37% for the nine months ended September 30, 2017, reflecting rising market interest rates. The average balance of other interest-earning assets, including certificates of deposit in other banks and federal funds sold, decreased $4.2 million to $11.6 million for the nine months ended September 30, 2018 from $15.8 million for the nine months ended September 30, 2017, and the average yield increased 121 basis points to 2.25% for the nine months ended September 30, 2018 from 1.04% for the nine months ended September 30, 2017.

Interest Expense. Total interest expense increased $60,000, or 8.3%, to $787,000 for the nine months ended September 30, 2018 from $727,000 for the nine months ended September 30, 2017. Interest expense on deposits increased $57,000, or 9.3%, to $667,000 for the nine months ended September 30, 2018 from $610,000 for the nine months ended September 30, 2017. The increase was primarily due to a $9.2 million increase in the average balance of deposits outstanding, which was partially offset by a decrease of three basis points in the average cost of interest-bearing deposits to 1.03% for the nine months ended September 30, 2018 from 1.06% for the nine months ended September 30, 2017. Interest expense on borrowings decreased $3,000, or 2.6%, to $120,000 for the nine months ended September 30, 2018 from $117,000 for the nine months ended September 30, 2017, due primarily to a $1.0 million decrease in the average outstanding balance of borrowings period-to-period.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income. Net interest income increased $417,000, or 17.7%, to $2.8 million for the nine months ended September 30, 2018 compared to $2.4 million for the nine months ended September 30, 2017. The increase was due to a 56 basis point increase in our interest rate spread to 3.31% for the nine months ended September 30, 2018 from 2.75% for the nine months ended September 30, 2017. Our net interest margin increased to 3.44% for the nine months ended September 30, 2018 from 2.96% for the nine months ended September 30, 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded a $50,000 credit provision for loan losses for the nine months ended September 30, 2018, a decrease of $120,000 from the $70,000 provision recorded in the nine months ended September 30, 2017. The allowance for loan losses was $1.1 million, or 1.12% of total loans, at September 30, 2018 and 1.17% of total loans at September 30, 2017. Total nonperforming loans were $2.1 million at September 30, 2018, which included a loan relationship totaling $1.9 million that was moved to nonaccrual in the fourth quarter ended December 31, 2017, compared to $445,000 at September 30, 2017. The loans making up the $1.9 million relationship are current as to payments and management believes these loans to be adequately collateralized with no loss expected. Classified (substandard, doubtful and loss) loans were $3.0 million at September 30, 2018 and $3.4 million at September 30, 2017, and total loans past due greater than 30 days were $363,000 and $228,000 at those respective dates. We had net recoveries of $3,000 and $2,000 during the nine months ended September 30, 2018 and 2017, respectively. As a percentage of nonperforming loans, the allowance for loan losses was 52.0% at September 30, 2018 compared to 253.8% at September 30, 2017.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2018 and December 31, 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income decreased $536,000, or 26.8%, to $1.5 million for the nine months ended September 30, 2018 from $2.0 million for the nine months ended September 30, 2017. The decrease was primarily due to a decrease of $559,000 in gains on sales of loans to $874,000 in the nine months ended September 30, 2018, compared to $1.4 million in the year earlier period. During the nine months ended September 30, 2018, the Company originated $12.4 million of SBA loans and sold $12.5 million of these loans, including loans held for sale. These sales resulted in gains on sale of $816,000.

Noninterest Expense. Noninterest expense increased $291,000, or 8.3%, to $3.8 million for the nine months ended September 30, 2018 compared to $3.5 million for the nine months ended September 30, 2017. The increase was due primarily to a $102,000, or 5.2%, increase in salaries and employee benefits, an increase of $107,000, or 30.4%, in professional services and an $86,000, or 20.5% increase in other expenses. The increase in salaries and employee benefits was due primarily to the expense of the new equity incentive plan as well as normal merit increases. The increase in professional services was due primarily to an engagement of a process efficiency professional to streamline processes and legal expenses associated with a nonqualified retirement program. The increase in other expenses included a charge for reimbursement of funds to a Bank depositor due to an external debit card fraud loss, which was partially offset by an insurance claim, and an increase in underwriting expenses related to the SBA lending business and costs incurred in evaluation of new SBA industry lending opportunities.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federal Income Taxes. We did not record a federal income tax provision during either of the nine-month periods ended September 30, 2018 and 2017. The federal income tax provision was affected by the full impairment valuation allowance recorded on our net deferred tax assets in both the 2018 and 2017 periods. Management evaluated the deferred tax asset based upon a projection of future operating results and determined that a full impairment valuation allowance was required at both September 30, 2018 and 2017. The Company has a total valuation allowance on its net deferred tax assets of $2.6 million at September 30, 2018. The deferred tax asset will only be recognized in future periods upon the Company’s ability to realize, maintain, and project profitable results of operations.

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

      Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.1 million and $598,000 for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable was $3.9 million and $(10.2 million) for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by (used in) financing activities, which is comprised of net change in deposits and fed funds, was $(10.1 million) and $21.8 million for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $14.8 million, or 12.2% of adjusted average assets, which is above the required level of $4.9 million or 4.0% of average assets; total risk-based capital of $15.9 million, or 17.1% of risk-weighted assets, which is above the required level of $7.4 million, or 8.0% of risk-weighted assets; and common equity Tier 1 capital of $14.8 million, or 15.9% of risk-weighted assets, which is above the required level of $4.2 million, or 4.5% of risk-weighted assets. Accordingly, New Buffalo Savings Bank was categorized as well capitalized at September 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2018, we had $1.0 million in outstanding commitments to originate loans and lines of credit of $9.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2018 totaled $16.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Indianapolis advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

New Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW BANCORP, INC.

Date: November 14, 2018	/s/ Richard C. Sauerman
Richard C. Sauerman
President and Chief Executive Officer

Date: November 14, 2018	/s/ Shawna L. Zawada
Shawna L. Zawada
Chief Financial Officer